Form 10-Q
period 1994-04-02
ACUSON CORP
filed 1994-05-16
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                --------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended APRIL 2, 1994 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ___________

Commission file number  0-14953

                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                94-2784998
- - -----------------------------           --------------------------------
   (State of Incorporation)             (IRS Employer Identification No)

                             1220 CHARLESTON ROAD
                                P. O. BOX 7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112

                                      N/A
    ----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                   ---      ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                           ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding at April 29, 1994
- - --------------------------------           --------------------------------
 Common Stock, $.0001 par  value                   28,510,528 shares

________________________________________________________________________________
FORM 10Q
ACUSON CORPORATION
INDEX


                                                               PAGE
                                                              NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
               April 2, 1994 and December 31, 1993             1

           Condensed Consolidated Statements of Operations
               for the Three Months Ended April 2, 1994 and
               April 3, 1993                                   3

           Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended April 2, 1994 and
               April 3, 1993                                   4

           Notes to Unaudited Condensed Consolidated
               Financial Statements                            5

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations             7

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                     9

ITEM 6.  Exhibits and Reports on Form 8-K                     10

           Signature                                          11

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                             APRIL 2,     DECEMBER 31,
ASSETS                                         1994           1993
                                           (Unaudited)
- - ----------------------------------------------------------------------
CURRENT ASSETS

    Cash and cash equivalents                $ 49,258    $ 11,184
    Short-term investments                     38,174      48,103
                                             --------    --------
       Total cash and short-term
        investments                            87,432      59,287

    Accounts receivable                        71,277      62,976
    Inventories                                42,033      41,964
    Other current assets                       29,133      37,095
                                             --------    --------

       Total current assets                   229,875     201,322
                                             --------    --------
PROPERTY AND EQUIPMENT

    At cost, net of accumulated depreciation
    and amortization of  $79,152 in 1994
    and $75,700 in 1993                        44,608      44,307

OTHER ASSETS

    Net investment in leases                    3,382      19,502
    Other long-term assets                      6,204       5,950
                                             --------    --------
       Total Assets                          $284,069    $271,081
                                             ========    ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

_______________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)




                                            APRIL 2,   DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1994        1993
                                          (Unaudited)
- - ------------------------------------------------------------------
CURRENT LIABILITIES

    Accounts payable                         $19,757     $12,644
    Other accrued liabilities                 72,090      75,176
                                             -------     -------

       Total current liabilities              91,847      87,820
                                             -------     -------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

    Preferred  stock, par value $.0001
       authorized - 10,000 shares
       outstanding - none                        --          --

    Common stock, par value $.0001
       authorized - 50,000 shares
       outstanding - 28,508 shares in 1994
           and 28,279 shares in 1993          71,291      69,115
    Cumulative translation adjustment         (1,822)     (2,259)
    Unrealized holding loss                     (236)        --
    Retained earnings                        122,989     116,405
                                             -------     -------

       Total stockholders' equity            192,222     183,261
                                             -------     -------

       Total Liabilities and                $284,069    $271,081
           Stockholders' Equity             ========    ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

                                           THREE MONTHS ENDED
                                           ------------------
                                           APRIL 2,  APRIL 3,
                                             1994      1993
- - -------------------------------------------------------------
NET SALES
    Product                                 $74,688   $66,459
    Service                                  18,137    15,836
                                            -------   -------
       Total net sales                       92,825    82,295
                                            -------   -------

COST OF SALES
    Product                                  31,132    25,915
    Service                                   8,761     8,567
                                            -------   -------
       Total cost of sales                   39,893    34,482
                                            -------   -------

       Gross profit                          52,932    47,813

OPERATING EXPENSES

    Selling, general and administrative      26,640    27,038
    Product development                      17,317    14,223
                                            -------   -------
       Total operating expenses              43,957    41,261
                                            -------   -------

       Income from operations                 8,975     6,552

INTEREST INCOME, NET                          1,155     1,164
                                            -------   -------
       Income before provision for
        income taxes                         10,130     7,716

PROVISION FOR INCOME TAXES                    3,546     2,701
                                            -------   -------

       Net income                           $ 6,584   $ 5,015
                                            =======   =======

EARNINGS PER SHARE                          $  0.23   $  0.17
                                            =======   =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               29,355    29,595
                                            =======   =======

_______________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

- - ----------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                            THREE MONTHS ENDED
                                           ---------------------
                                            APRIL 2,    APRIL 3,
                                              1994        1993
- - ----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $ 6,584     $  5,015
  Adjustments to reconcile net
  income to cash provided by
  operating activities:

     Depreciation and amortization            4,964        4,708

     Changes in:
       Accounts receivable                   (8,002)       2,765
       Inventories                               45        1,566
       Other current assets                   1,862          535
       Accounts payable                       7,079        5,360
       Other accrued liabilities             (1,988)       1,722
                                            -------     --------
           Net cash provide by operating
            activities                       10,544       21,671
                                            -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in short-term
    investments                               9,567       (7,656)
  Investment in property and
    equipment                                (4,988)      (2,831)
  Decrease (increase) in investment
    in leases                                22,518       (3,863)
  Increase in other assets                     (213)        (269)
                                            -------     --------

           Net cash provided by (used in)
            investing activities             26,884     (14,619)
                                            -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                 (1,774)     (9,497)
  Issuance of common stock under
  stock option and
  stock purchase plans                        2,176       2,450
                                            -------    --------

           Net cash provided by (used in)
            financing activities                402      (7,047)
                                            -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         244          (6)
                                            -------    --------

  Net increase (decrease) in cash and
   cash equivalents                          38,074          (1)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                      11,184      21,483
                                            -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD    $49,258    $ 21,482
                                            =======    ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly the Company's condensed consolidated financial position as of April 2, 1994 and its condensed consolidated results of operations and cash flows for the three-month periods ended April 2, 1994 and April 3, 1993. The results of operations for the three months ended April 2, 1994 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1994. Certain information reported in prior years has been reclassified to conform to the 1994 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1993 and notes thereto contained in the Company's Annual Report filed with the Securities and Exchange Commission.

NOTE 2 - CASH AND CASH EQUIVALENTS

   For purposes of the Statements of Cash Flows, the Company has classified certain short-term investments as cash equivalents if the original maturity of such investments is three months or less. The Company does not intend to hold its investments on a long-term basis; accordingly, such investments are classified as current assets in the accompanying consolidated balance sheets.


NOTE 3 - CHANGE IN ACCOUNTING METHOD

   Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and the effect on the financial statements was not significant. Under SFAS No. 115, the Company's investments, which consisted entirely of debt securities, were classified as available-for-sale. These securities mature at various dates through the year 1995.

   As of April 2, 1994, the securities' gross unrealized holding loss was approximately $362,000. The unrealized holding loss of approximately $236,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the quarter the Company sold certain of its available-for-sale securities for proceeds of approximately $2,010,000. The Company realized a gain of approximately $15,000 on those sales.


NOTE 4 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                             APRIL 2,     DEC. 31,
                                               1994         1993
- - -----------------------------------------------------------------
Raw materials                                $18,962      $17,093
Work-in-process                                5,158        5,820
Finished goods                                17,913       19,051
                                             -------      -------

Total inventories                            $42,033      $41,964
                                             =======      =======

________________________________________________________________________________

NOTE 5 - LEGAL CONTINGENCIES

   In September 1991, Diasonics, Inc. filed an action against the Company in the Federal District Court for the Northern District of California alleging infringement of two patents owned by Diasonics. In May, 1994, the Company and Diasonics settled the litigation. The settlement will not have a material adverse effect on the Company's financial condition.

  On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990 and July 22, 1992 filed two separate, but related, actions against the Company, twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of
federal securities laws.   Plaintiffs seek damages in an unspecified amount, as
well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. The Company intends to defend the suits vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.
________________________________________________________________________________

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended April 2, 1994 increased from $82.3 million in
the quarter ended April 3, 1993 to $92.8 million.   The increased revenues were
primarily the result of increased product shipments in response to the release of Acoustic Response Technology (ART), increased international shipments that were favorably impacted in particular by the Acuson 128XP/4 introduced in May 1993, and increased service revenues worldwide. The increased sales were offset by lower average unit selling prices resulting from competitive pricing pressures and by more sales of lower priced product configurations. Service revenue for the quarter ended April 2, 1994 increased 14.5% to $18.1 million from $15.8 million in the quarter ended April 3, 1993, primarily due to growing service contract revenue from a larger base of installed systems.

   The Company believes that its first quarter results may not be indicative of the results for the entire year. Acuson expects that future revenues may be impacted for an indeterminate period by market uncertainties regarding the purchase of hospital equipment due to ongoing worldwide medical cost containment pressures and concern about the potential impacts of U.S. health care reform.

   Total cost of sales for the first quarter of 1994 was 43.0% of net sales, compared to 41.9% in the comparable 1993 period. The percentage increase reflected lower sales prices on systems and an increased proportion of service revenues, which have lower gross margins than product revenues.

   Selling, general and administrative expenses totaled $26.6 million in the quarter ended April 2, 1994, down from $27.0 million in the comparable prior year's period. As a percentage of sales, such expenses in the current quarter totaled 28.7% compared to 32.9% in the first quarter of 1993. Expenditures decreased as the result of a reduction in the Company's work force following the restructuring in the second quarter of 1993.

     Product development costs in the first quarter of 1994 totaled $17.3 million or 18.7% of sales, compared to $14.2 million or 17.3% of sales in the first quarter of 1993. The increase in product development expense resulted from increased costs for multiple product development programs.

      Provision for income taxes increased to $3.5 million in 1994 versus $2.7 million in 1993, primarily due to higher income. The Company's overall tax rate remained constant at approximately 35.0%.


 LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and short-term investments balance increased $28.1 million during the first quarter to $87.4 million at April 2, 1994. During the quarter, the Company generated $10.5 million in cash from operations, as compared to the first quarter of 1993 when operations generated $21.7 million in cash. The Company's financing and investing activities in the first quarter of 1994 generated $27.3 million in cash, with $21.6 million provided by the sale of the Company's lease portfolio. The Company also raised $2.2 million in cash in the first quarter of 1994 through employee participation in the Company's stock option and stock purchase plans, compared to $2.5 million during the first quarter of 1993.

     At April 2, 1994, the Company's working capital totaled $138.0 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through July 1995. No compensating balances are required and no amounts were outstanding under this credit facility.

________________________________________________________________________________

     Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investment balances, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating capital requirements for fiscal 1994.
________________________________________________________________________________

- - --------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS

     In September 1991, Diasonics, Inc. filed an action against the Company in the Federal District Court for the Northern District of California alleging infringement of two patents owned by Diasonics. In May, 1994, the Company and Diasonics settled the litigation. The settlement will not have a material adverse effect on the Company's financial condition.

________________________________________________________________________________
 ITEM 6
 EXHIBITS AND REPORTS ON FORM 8-K


       a)  Exhibits
           --------

               11.1 Statement regarding computation of per share earnings for the fiscal period ended April 2, 1994

       b)  Reports on Form 8-K
           -------------------

               The Company filed no reports on Form 8-K during the quarter ended April 2, 1994.

________________________________________________________________________________
 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACUSON CORPORATION
                                           (Registrant)

 May 16, 1994                         By /s/ Stephen T. Johnson
                                        ------------------------------------
                                        Stephen T. Johnson
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (duly authorized Officer and Principal
                                        Financial and Accounting Officer)