Form 10-Q
period 1994-07-02
ACUSON CORP
filed 1994-08-15
CIK 717014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             -------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended JULY 2, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from              to
                                      -------------   -----------
Commission file number  0-14953
                        -------

                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)




         DELAWARE                                 94-2784998
- - ------------------------            -----------------------------------
(State of Incorporation)             (IRS Employer Identification No)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112
                                                            --------------
                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes   X   No
                                                     ----     ---
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
  confirmed by a court. Yes      No
                           -----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
      ------------------------------      ----------------------------
      Common Stock, $.0001 par value           28,394,495 shares

_______________________________________________________________________________
FORM 10Q
ACUSON CORPORATION
INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets
               as of July 2, 1994 and December 31, 1993                       1

             Condensed Consolidated Statements of Operations
               for the Three  Months Ended July 2, 1994 and
               July 3, 1993 and for the Six Months Ended
               July 2, 1994 and July 3, 1993                                  3

             Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended July 2, 1994
               and July 3, 1993                                               4

             Notes to Unaudited Condensed Consolidated
               Financial Statements                                           5

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            6


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders                 8

ITEM 6.   Exhibits and Reports on Form 8-K                                    8

Signature                                                                     9

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                             JULY 2,     DECEMBER 31,
ASSETS                                        1994           1993
                                           (Unaudited)
- - ---------------------------------------------------------------------
CURRENT ASSETS

      Cash and cash equivalents              $ 51,970        $ 11,184
      Short-term investments                   21,018          48,103
                                             --------        --------
          Total cash and short-term
           investments                         72,988          59,287

      Accounts receivable, net                 78,080          62,976
      Inventories                              45,776          41,964
      Other current assets                     25,838          37,095
                                             --------        --------

          Total current assets                222,682         201,322



PROPERTY AND EQUIPMENT

      At cost, net of accumulated
      depreciation and amortization
      of $83,829 in 1994 and
      $75,700 in 1993                          47,734          44,307



OTHER ASSETS

      Net investment in leases                  5,763          19,502
      Other long-term assets                    8,018           5,950
                                             --------        --------


           Total Assets                      $284,197        $271,081
                                             ========        ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

_______________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)



                                             JULY 2,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1994           1993
                                           (Unaudited)
- - ---------------------------------------------------------------------
CURRENT LIABILITIES

      Accounts payable                       $ 22,102        $ 12,644
      Other accrued liabilities                67,481          75,176
                                             --------        --------

          Total current liabilities            89,583          87,820
                                             --------        --------



Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY

      Preferred  stock, par value $.0001
          authorized - 10,000 shares
          outstanding - none                       --              --
      Common stock, par value $.0001
          authorized - 50,000 shares
          outstanding - 28,389 shares
          in 1994 and 28,279 shares
          in 1993                              71,196          69,115
      Cumulative translation adjustment        (1,480)         (2,259)
      Unrealized holding loss                    (359)             --
      Retained earnings                       125,257         116,405
                                             --------        --------

          Total stockholders' equity          194,614         183,261
                                             --------        --------

            Total Liabilities and
             Stockholders' Equity            $284,197        $271,081
                                             ========        ========

_______________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                           -----------------------------------------
                                           JULY 2,     JULY 3,    JULY 2,     JULY 3,
                                             1994       1993        1994       1993
- - -------------------------------------------------------------------------------------


NET SALES
      Product                               $69,568   $ 55,572    $144,256   $122,031
      Service                                18,446     16,528      36,583     32,364
                                            -------   --------    --------   --------
          Total net sales                    88,014     72,100     180,839    154,395
                                            -------   --------    --------   --------

COST OF SALES
      Product                                29,720     21,299      60,852     47,214
      Service                                 8,749      8,705      17,510     17,272
                                            -------   --------    --------   --------
          Total cost of sales                38,469     30,004      78,362     64,486
                                            -------   --------    --------   --------

          Gross profit                       49,545     42,096     102,477     89,909
                                            -------   --------    --------   --------


OPERATING EXPENSES
      Selling, general and
       administrative                        25,550     26,422      52,190     53,460
      Product development                    18,499     15,162      35,816     29,385
      Restructuring expense                     ---     12,000         ---     12,000
                                            -------   --------    --------   --------
            Total operating expenses         44,049     53,584      88,006     94,845
                                            -------   --------    --------   --------


            Income (loss) from operations     5,496    (11,488)     14,471     (4,936)

INTEREST INCOME, NET                            795      1,146       1,950      2,310
                                            -------   --------    --------   --------


            Income (loss) before  income
             taxes                            6,291    (10,342)     16,421     (2,626)

PROVISION FOR (BENEFIT FROM) INCOME
 TAXES                                        2,202     (3,620)      5,748       (919)
                                            -------   --------    --------   --------

            Net income (loss)               $ 4,089   $ (6,722)   $ 10,673   $ (1,707)
                                            =======   ========    ========   ========

EARNINGS (LOSS) PER SHARE                     $0.14     $(0.23)      $0.37     $(0.06)
                                            =======    =======    ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               29,494     28,991      29,436     29,293
                                            =======    =======    ========   ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                             SIX MONTHS ENDED
                                           --------------------
                                           JULY 2,      JULY 3,
                                             1994        1993
- - ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                       $ 10,673    $ (1,707)
   Adjustments to reconcile net income
     (loss) to cash provided by
     operating activities:
       Depreciation and amortization          9,679       8,884
       Changes in:
       Accounts receivable                  (15,919)     10,202
       Inventories                           (3,991)      2,143
       Other current assets                   5,712      (3,601)
       Accounts payable                       9,399       3,876
       Other accrued liabilities             (8,492)     (2,611)
                                           --------    --------

         Net cash provided by
          operating activities                7,061      17,186
                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in short-term investments        27,086       3,039
   Investment in property and
    equipment                               (12,547)     (6,547)
   Decrease (increase) in
    investment in leases                     19,641      (6,678)
   Increase in other assets                  (1,981)     (1,373)
                                           --------    --------

         Net cash provided by (used
          in) investing activities           32,199     (11,559)
                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of common stock                (1,458)    (16,008)
   Issuance of common stock under
    stock option and stock
    purchase plans                            2,558       3,086
                                           --------    --------

         Net cash provided by (used
          in) financing activities            1,100     (12,922)
                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         426         (89)
                                           --------    --------

         Net increase (decrease) in cash
          and cash equivalents               40,786      (7,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF      11,184      21,483
 PERIOD                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 51,970    $ 14,099
                                           ========    ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly the Company's condensed consolidated financial position as of July 2, 1994 and its condensed consolidated results of operations and cash flows for the periods ended July 2, 1994 and July 3, 1993. The results of operations for the three and six months ended July 2, 1994 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1994. Certain information reported in prior years has been reclassified to conform to the 1994 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1993 and notes thereto contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2 - INVESTMENTS

   Under Statement of Financial Accounting Standards No. 115, the Company's investments, which consisted entirely of debt securities, were classified as available-for-sale. These securities mature at various dates through the year 1995.

   As of July 2, 1994, the securities' gross unrealized holding loss was approximately $553,000. The unrealized holding loss of approximately $359,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the six months ended July 2, 1994, the Company sold certain of its available-for-sale securities for proceeds of approximately $5,100,000. The Company realized a gain of approximately $15,000 on those sales.


NOTE 3 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                                               JULY 2,                            DEC. 31,
                                                                1994                                1993
- - ----------------------------------------------------------------------------------------------------------
Raw materials                                                 $24,215                              $17,093
Work-in-process                                                 7,026                                5,820
Finished goods                                                 14,535                               19,051
                                                              -------                              -------
Total inventories                                             $45,776                              $41,964
                                                              =======                              =======

NOTE 4 - LEGAL CONTINGENCIES

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

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended July 2, 1994 increased from $72.1 million in the quarter ended July 3, 1993 to $88.0 million. For the first six months of 1994, net sales were $180.8 million, an increase of 17.1% compared to the first six months of 1993. The increased revenues were primarily the result of increased worldwide product shipments in response to the release of Acoustic Response Technology (ART) and increased international shipments that were favorably impacted in particular by the Acuson (R) 128XP/4. The increased sales were offset by lower average unit selling prices resulting from competitive pricing pressures and by more sales of lower priced product configurations. Service revenue for the quarter ended July 2, 1994 increased 11.6% to $18.5 million from $16.5 million in the quarter ended July 3, 1993, primarily due to growing service contract revenue from a larger base of installed systems.

   The Company believes that its results for the six months ended July 2, 1994 may not be indicative of the results for the entire year. Acuson expects that future revenues may be impacted for an indeterminate period by market uncertainties regarding the purchase of hospital equipment due to ongoing worldwide medical cost containment pressures and concern about the potential impacts of U.S. health care reform.

   The gross profit for the second quarter of 1994 was 56.3% of net sales, compared to 58.4% in the comparable 1993 period. For the six months ended July 2, 1994, gross profit was 56.7% of net sales, compared to 58.2% in the first six months of 1993. The percentage decrease reflected a reduction in selling prices and an increased proportion of products which have a lower gross margin.

   Selling, general and administrative expenses totaled $25.6 million in the quarter ended July 2, 1994, down from $26.4 million in the comparable prior year's period. For the six months ended July 2, 1994, selling, general and administrative expenses were $52.2 million compared to $53.5 million in the first six months of 1993. As a percentage of sales, such expenses in the current year totaled 28.9% compared to 34.6% in 1993. Expenditures as a percentage of sales decreased as a result of a reduction in the Company's work force following the restructuring in the second quarter of 1993.

   Product development costs in the second quarter of 1994 totaled $18.5 million or 21.0% of sales, compared to $15.2 million or 21.0% of sales in the second quarter of 1993. For the six months ended July 2, 1994, product development costs were $35.8 million or 19.8% of net sales compared to $29.4 million or 19.0% of net sales in the first six months of 1993. The increase in product development expense resulted from increased costs for multiple product development programs.

   In 1993 the Company restructured its worldwide operations in order to address a reduction in worldwide demand for medical diagnostic ultrasound products. The restructuring consisted of a series of planned actions, including a reduction of approximately 15% of the Company's worldwide work force, the restructuring of facilities and the write-down of certain assets. In connection with these actions, the Company recorded a one-time pre-tax charge of $12,000,000 during the second quarter of 1993. Substantially all of the $1.1 million restructuring balance which remained at December 31, 1993, was used during the six months ended July 2, 1994. The actual costs of the restructuring were substantially in alignment with original expectations.

   The provision for income taxes was $2.2 million in the second quarter of 1994 versus a benefit of $3.6 million in 1993. For the six months ended July 2, 1994 the tax provision was $5.7 million versus a benefit of $0.9 million in 1993. The benefits in 1993 resulted from the loss reported in the quarter ended July 3, 1993. The effective tax rate for the quarter ended July 2, 1994 remained constant at approximately 35.0%.

________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCE

   The Company's cash and short-term investments balance has increased $13.7 million during the six months ended July 2, 1994 to $73.0 million as of July 3, 1993. During the six months ended July 2, 1994, the Company generated $7.1 million in cash from operations, as compared to 1993 when operations generated $17.2 million in cash. The Company's financing and investing activities for the six months ended July 2, 1994 have generated $32.2 million in cash, with $21.6 million provided by the sale of the Company's lease portfolio. The Company also has raised $2.6 million in cash for the six months ended July 2, 1994 through employee participation in the Company's stock option and stock purchase plans, compared to $3.1 million in the comparable six-month period in 1993.

  The Board of Directors had previously authorized the repurchase of a total of 12,000,000 shares of the Company's common stock over an unspecified period of time. Through December 31, 1993, the Company completed the repurchase of a total of 8,000,000 shares. Of the remaining 4,000,000 share authorization, as of July 2, 1994, the Company had repurchased 165,000 shares. There were 28,389,142 shares of Acuson common stock outstanding as of July 2, 1994.

   At July 2, 1994, the Company's working capital totaled $133.1 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through July 1995. No compensating balances are required and the full amount is available under this credit facility.

   Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investment balances, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1994.

________________________________________________________________________________

______________________________________________________________________________
PART II
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of the Company was held on May 17, 1994.

c)  The result of Stockholders' votes at the Annual Meeting were as follows:

    (i) All nominees for director of the Company were elected by the following vote:

         Name                    Votes For      Votes Withheld        Broker Non-Votes/Abstentions
         ----                    ---------      --------------        ----------------------------
         Royce Diener            26,631,535        142,139                        0
         Robert J. Gallagher     26,641,639        132,035                        0
         Samuel H. Maslak        26,642,382        131,292                        0
         Thomas J. Perkins       26,640,960        132,714                        0

    (ii) The appointment of Arthur Andersen & Co. as independent public accountants of the Company was ratified by the following vote:

          For              26,671,181
          Against              50,536
          Abstain              51,957
          Broker Non-Votes          0

================================================================================
________________________________________________________________________________
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits
          --------

          10.1    The Company's Employee Stock Purchase Plan (1)

          10.2    The Company's 1982 Incentive Stock Option Plan (1)

          10.3    The Company's 1986 Supplemental Stock Option Plan (1)

          11.1 Statement regarding computation of per share earnings for the quarter ended July 2, 1994

          (1) Management contract or compensatory plan required to be filed as an exhibit.

      b)  Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the quarter ended July 2, 1994.
______________________________________________________________________________

________________________________________________________________________________
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACUSON CORPORATION
                                               (Registrant)

  August 15, 1994                        By /s/ Stephen T. Johnson
                                            -----------------------------------
                                         Stephen T. Johnson
                                         Vice President, Chief Financial
                                         Officer and Treasurer
                                         (duly authorized Officer and Principal
                                         Financial and Accounting Officer)