Form 10-Q
period 1994-10-01
ACUSON CORP
filed 1994-11-14
CIK 717014

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended OCTOBER 1, 1994 or
                                               ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from             to
                                   -----------    -----------

                        Commission file number  0-14953
                                                -------



                               ACUSON CORPORATION
             (Exact name of registrant as specified in its charter)




         DELAWARE                                         94-2784998
   --------------------                     ---------------------------------
   (State of Incorporation)                 (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                               P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                    (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112
                                                            --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X    No
                                                    ---      ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.0001 par  value               28,969,574 shares
      -------------------------------       -------------------------------
              (Class)                       Outstanding at October 28, 1994

- -------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                       PAGE
                                                                      NUMBER
       PART I.    FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                      October 1, 1994 and December 31, 1993                1

                   Condensed Consolidated Statements of Operations
                      for the Three Months Ended October 1, 1994 and
                      October 2, 1993 and for the Nine Months Ended
                      October 1, 1994 and October 2, 1993                  3

                   Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended October 1, 1994 and
                      October 2, 1993                                      4

                   Notes to Unaudited Condensed Consolidated
                      Financial Statements                                 5

       ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  7


       PART II.   OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                          9

       ITEM 6.  Exhibits and Reports on Form 8-K                           9

       Signature                                                          10

- -------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)




                                                    OCTOBER 1,    DECEMBER 31,
ASSETS                                                1994           1993
                                                   (Unaudited)
- --------------------------------------------------------------------------------


CURRENT ASSETS

 Cash and cash equivalents                          $ 38,897       $ 11,184
 Short-term investments                               39,041         48,103
                                                     -------        -------
  Total cash and short-term investments               77,938         59,287

 Accounts receivable, net                             78,987         62,976
 Inventories                                          50,783         41,964
 Other current assets                                 27,481         37,095
                                                     -------        -------
  Total current assets                               235,189        201,322



PROPERTY AND EQUIPMENT

 At cost, net of accumulated depreciation
 and amortization of $87,995 in 1994
 and $75,700 in 1993                                  47,145         44,307




OTHER ASSETS

 Net investment in leases                              7,975         19,502
 Other long-term assets                                7,072          5,950
                                                     -------        -------

  Total Assets                                      $297,381       $271,081
                                                    ========       ========

- --------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)





                                                    OCTOBER 1,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1994           1993
                                                   (Unaudited)
- --------------------------------------------------------------------------------

CURRENT LIABILITIES

 Accounts payable                                    $20,444        $12,644
 Other accrued liabilities                            72,793         75,176
                                                     -------        -------
  Total current liabilities                           93,237         87,820
                                                     -------        -------


Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY

 Preferred  stock, par value $.0001
  authorized - 10,000 shares
  outstanding - none                                   --           --
 Common stock, par value $.0001
  authorized - 50,000 shares
  outstanding - 28,876 shares in 1994
   and 28,279 shares in 1993                          76,955         69,115
 Cumulative translation adjustment                    (1,215)        (2,259)
 Unrealized holding loss                                (327)         --
 Retained earnings                                   128,731        116,405
                                                     -------        -------

  Total stockholders' equity                         204,144        183,261
                                                     -------        -------

  Total Liabilities and Stockholders' Equity        $297,381       $271,081
                                                    ========       ========

- --------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- -------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)



                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             ------------------------------------------------------
                                                                OCTOBER 1,   OCTOBER 2,      OCTOBER 1,   OCTOBER 2,
                                                                  1994         1993            1994         1993
- --------------------------------------------------------------------------------------------------------------------


NET SALES
 Product                                                        $ 67,410     $ 50,383       $ 211,666     $ 172,414
 Service                                                          18,976       16,684          55,559        49,048
                                                                --------     --------        --------      --------
  Total net sales                                                 86,386       67,067         267,225       221,462
                                                                --------     --------        --------      --------

COST OF SALES
 Product                                                          27,786       20,085          88,638        67,299
 Service                                                           9,256        7,839          26,766        25,111
                                                                --------     --------        --------      --------
  Total cost of sales                                             37,042       27,924         115,404        92,410
                                                                --------     --------        --------      --------

Gross profit                                                     49,344       39,143         151,821       129,052
                                                                --------     --------        --------      --------


OPERATING EXPENSES
 Selling, general and administrative                             26,977        24,000          79,167        77,460
 Product development                                             18,486        14,448          54,302        43,833
 Restructuring expense                                             ---           ---             ---         12,000
                                                               --------      --------        --------      --------
  Total operating expenses                                       45,463        38,448         133,469       133,293
                                                               --------      --------        --------      --------


  Income (loss) from operations                                   3,881           695          18,352        (4,241)

INTEREST INCOME, NET                                                770         1,118           2,720         3,428
                                                               --------      --------        --------      --------


 Income (loss) before income taxes                                4,651         1,813          21,072          (813)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                           917          (466)          6,665        (1,385)
                                                               --------      --------        --------      --------


Net income                                                     $  3,734      $  2,279        $ 14,407      $    572
                                                               ========      ========        ========      ========


EARNINGS PER SHARE                                             $   0.13      $   0.08        $   0.49      $   0.02
                                                               ========      ========        ========      ========


WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                   29,276        29,070          29,318        29,219
                                                               ========      ========        ========      ========

- --------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                 NINE MONTHS ENDED
                                                           ----------------------------
                                                          OCTOBER 1,          OCTOBER 2,
                                                            1994                1993
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                               $ 14,407             $   572
 Adjustments to reconcile net income
  to cash provided by operating activities:
 Depreciation and amortization                              15,725              13,973
 Changes in:
  Accounts receivable                                      (16,027)             10,271
  Inventories                                               (8,414)              1,177
  Other current assets                                       4,139              (5,859)
  Accounts payable                                           7,721               2,345
  Other accrued liabilities                                 (2,550)              3,807
                                                           --------            -------

   Net cash provided by operating activities                15,001              26,286
                                                           --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease (increase) in short-term investments               8,559              (1,557)
 Investment in property and equipment                      (17,793)            (10,249)
 Decrease (increase) in investment in leases                17,547              (6,582)
 Increase in other assets                                   (1,003)             (1,861)
                                                           --------            --------

  Net cash provided by (used in) investing activities        7,310             (20,249)
                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of common stock                                 (2,610)            (21,717)
 Issuance of common stock under stock option and
  stock purchase plans                                       7,437               5,063
                                                           --------            --------

 Net cash provided by (used in) financing activities         4,827             (16,654)
                                                           --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        575                (107)
                                                           -------             --------

 Net increase (decrease) in cash and cash equivalents       27,713             (10,724)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              11,184              21,483
                                                           -------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 38,897           $  10,759
                                                          ========           =========

- --------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- -------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

     In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly the Company's condensed consolidated financial position as of October 1, 1994 and its condensed consolidated results of operations and cash flows for the periods ended October 1, 1994 and October 2, 1993. The results of operations for the three and nine months ended October 1, 1994 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1994. Certain information reported in prior years has been reclassified to conform to the 1994 presentation.

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

     As of October 1, 1994, the securities' gross unrealized holding loss was approximately $503,000. The unrealized holding loss of approximately $327,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the nine months ended October 1, 1994, the Company sold certain of its available-for-sale securities for proceeds of approximately $18,945,000. The Company sold these securities for approximately original cost.


NOTE 3 - INVENTORIES

     The components of inventories were as follows (in thousands):

                                  OCTOBER 1,      DEC. 31,
                                    1994            1993
                                ----------------------------

           Raw materials            $25,757       $17,093
           Work-in-process            8,820         5,820
           Finished goods            16,206        19,051
                                    -------       -------

           Total inventories        $50,783       $41,964
                                    =======       =======

NOTE 4 - LEGAL CONTINGENCIES

     On September 14, 1994, the Company filed an action in the United States District Court for the Northern District of California against Advanced Technology Laboratories, Inc. (ATL) of Bothell, Washington. In the action, the Company accuses ATL of infringing U.S. Letters Patent No. 4,058,003 for "Ultrasonic Electronic Lens with Reduced Delay Range," a patent licensed exclusively to the Company. In addition, the Company seeks a declaration that it infringes no valid claim of four ATL patents: U.S. Letters Patent No. 4,543,960 for "Transesophageal Echocardiography Scanhead," No. 5,050,610 for "Transesophageal Ultrasonic Scanhead," No. 5,207,225 for "Transesophageal Ultrasonic Scanhead," or No. 5,226,422 for "Transesophageal Echocardiography Scanner with Rotating Image Plane." No dollar amount is specified as damages in the Company's action, but the complaint seeks an accounting for damages, treble damages and an assessment of interests and costs against ATL. In addition, the Company is informed that, in August 1994, ATL filed an action against the Company in the United States District Court for the Western District of Washington, in which ATL sought a declaration that it infringes no valid claim of U.S. Letters Patent No. 4,058,003. On October 31, 1994, ATL amended that action and added claims accusing the Company of infringing U.S. Patent Nos. 4,543,960; 5,050,610; 5,207,225; and 5,226,422. No dollar amount is specified as damages in ATL's action, but the complaint seeks an injunction against alleged infringement, an accounting for damages, treble damages, and an assessment of interest and costs against the Company. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.




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

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales for the quarter ended October 1, 1994 increased from $67.1 million in the quarter ended October 2, 1993 to $86.4 million. For the first nine months of 1994, net sales were $267.2 million, an increase of 20.7% compared to the first nine months of 1993. The increase in worldwide revenues was primarily the result of increased unit shipments of ultrasound systems and shipments of the Acoustic Response Technology (ART) and Color Doppler Energy
(CDE) options. Increased unit sales, however, were partially offset by lower average unit selling prices resulting from competitive pricing pressures and by higher volume of lower priced product configurations. Service revenue for the quarter ended October 1, 1994 increased 13.7% to $19.0 million from $16.7 million in the quarter ended October 2, 1993, primarily due to growing service contract revenue from a larger base of installed systems. International revenue increased to $27.8 million or 32.1% of net sales for the three months ended October 1, 1994 compared to $17.4 million or 26.0% of net sales in the comparable 1993 period. For the first nine months of 1994, international revenue increased to $82.6 million or 30.9% of net sales compared to $57.3 million or 25.9% of net sales for the nine months ended October 2, 1993. International shipments were favorably impacted in particular by the Acuson(R) 128XP/4.

     The Company believes that its results for the nine months ended October 1, 1994 may not be indicative of the results for future periods. Acuson expects that future revenues may continue to be impacted for an indeterminate period by market uncertainties regarding the purchase of hospital equipment due to ongoing worldwide medical cost containment pressures and concern about the potential impacts of U.S. health care reform. Acuson believes that as a result of these uncertainties, the domestic ultrasound market has not improved from the weak 1993 levels. Although portions of the international ultrasound markets are experiencing some economic recovery, it is uncertain whether this is temporary or permanent.

     The gross profit for the third quarter of 1994 was 57.1% of net sales, compared to 58.4% in the comparable 1993 period. For the nine months ended October 1, 1994, gross profit was 56.8% of net sales, compared to 58.3% in the first nine months of 1993. The percentage decrease reflected a reduction in selling prices and an increased proportion of products which have a lower gross margin.

     Selling, general and administrative expenses totaled $27.0 million in the quarter ended October 1, 1994, up from $24.0 million in the comparable prior year's period. For the nine months ended October 1, 1994, selling, general and administrative expenses were $79.2 million compared to $77.5 million in the first nine months of 1993. However, as a percentage of sales, such expenses in the first nine months in 1994 totaled 29.6% of net sales compared to 35.0% in 1993. The dollar increase is primarily due to higher international operating expenses supporting the higher in international sales.

     Product development costs in the third quarter of 1994 totaled $18.5 million or 21.4% of net sales, compared to $14.4 million or 21.5% of net sales in the third quarter of 1993. For the nine months ended October 1, 1994, product development costs were $54.3 million or 20.3% of net sales compared to $43.8 million or 19.8% of net sales in the first nine months of 1993. The increase in product development expense resulted from increased spending on multiple product development programs.

     In 1993, the Company restructured its worldwide operations in order to address a reduction in worldwide demand for medical diagnostic ultrasound products. The restructuring consisted of a series of planned actions, including a reduction of approximately 15% of the Company's worldwide work force, the restructuring of facilities and the write-down of certain assets. In connection with these actions, the Company recorded a one-time pre-tax charge of $12.0 million during the second quarter of 1993. Substantially all of the $1.1 million restructuring balance which remained at December 31, 1993, was used during the nine months ended October 1, 1994. The actual costs of the restructuring were substantially in alignment with original expectations.

- --------------------------------------------------------------------------------

     The provision for income taxes was $0.9 million in the third quarter of 1994 versus a benefit of $0.5 million in 1993. For the nine months ended October 1, 1994, the tax provision was $6.7 million versus a benefit of $1.4 million in 1993. The benefits in 1993 resulted from the operating loss reported in the nine months ended October 2, 1993 and the effects of the tax law changes, principally the retroactive research and development credit. The effective tax rate for the nine months ended October 1, 1994 was 32%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and short-term investments balance has increased $18.7 million during the nine months ended October 1, 1994 to $77.9 million. During the nine months ended October 1, 1994, the Company generated $15.0 million in cash from operations, as compared to 1993 when operations generated $26.3 million in cash. The Company's financing and investing activities for the nine months ended October 1, 1994 have generated $12.1 million in cash, with $21.6 million provided by the sale of the Company's lease portfolio. Included in the financing activities was $7.4 million raised through employee participation in the Company's stock option and stock purchase plans, compared to $5.1 million in the comparable nine-month period in 1993.

     In 1992, the Board of Directors authorized the repurchase of 8,000,000 shares of the Company's common stock. This program was completed in 1993. On October 26, 1993, the Board of Directors authorized the repurchase of an additional 4,000,000 shares over an unspecified period of time. As of October 1, 1994, the Company had repurchased 186,200 shares toward this authorization and there were 28,875,846 shares of Acuson common stock outstanding.

     At October 1, 1994, the Company's working capital totaled $142.0 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through July 1995. No compensating balances are required and the full amount is available under this credit facility.

     Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investments balances, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1994.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS

     On September 14, 1994, the Company filed an action in the United States District Court for the Northern District of California against Advanced Technology Laboratories, Inc. (ATL) of Bothell, Washington. In the action, the Company accuses ATL of infringing U.S. Letters Patent No. 4,058,003 for "Ultrasonic Electronic Lens with Reduced Delay Range," a patent licensed exclusively to the Company. In addition, the Company seeks a declaration that it infringes no valid claim of four ATL patents: U.S. Letters Patent No. 4,543,960 for "Transesophageal Echo-cardiography Scanhead," No. 5,050,610 for "Transesophageal Ultrasonic Scanhead," No. 5,207,225 for "Transesophageal Ultrasonic Scanhead," or No. 5,226,422 for "Transesophageal Echocardiography Scanner with Rotating Image Plane." No dollar amount is specified as damages in the Company's action, but the complaint seeks an accounting for damages, treble damages and an assessment of interests and costs against ATL. In addition, the Company is informed that, in August 1994, ATL filed an action against the Company in the United States District Court for the Western District of Washington, in which ATL sought a declaration that it infringes no valid claim of U.S. Letters Patent No. 4,058,003. On October 31, 1994, ATL amended that action and added claims accusing the Company of infringing U.S. Patent Nos. 4,543,960; 5,050,610; 5,207,225; and 5,226,422. No dollar amount is specified as damages in ATL's action, but the complaint seeks an injunction against alleged infringement, an accounting for damages, treble damages, and an assessment of interest and costs against the Company. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits
            --------

              10.1 Form of Amendment Number 1 to Supplemental Stock Option Terms under the Company's 1986 Supplemental Stock Plan and 1991 Stock Incentive Plan (1)

              10.2 Form of Supplemental Stock Option Terms Under the Company's 1991 Stock Incentive Plan (1)

              10.3    Consulting Agreement, dated June 20, 1994, between William
                      H. Abbott and the Company (1)

              11.1 Statement regarding computation of per share earnings for the quarter ended October 1, 1994

              27.1    Financial Data Schedule
             -------------------------------------------------------------------

              (1) Management contract or compensatory plan required to be filed as an exhibit.


       b)   Reports on Form 8-K
            -------------------

              The Company filed no reports on Form 8-K during the quarter ended October 1, 1994.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACUSON CORPORATION
                                          (Registrant)



November 14, 1994                   By /s/ Stephen T. Johnson
                                      ------------------------------
                                       Stephen T. Johnson
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (duly authorized Officer and Principal
                                        Financial and Accounting Officer)

                                EXHIBITS INDEX

            Exhibits
            --------

              10.1 Form of Amendment Number 1 to Supplemental Stock Option Terms under the Company's 1986 Supplemental Stock Plan and 1991 Stock Incentive Plan (1)

              10.2 Form of Supplemental Stock Option Terms Under the Company's 1991 Stock Incentive Plan (1)

              10.3    Consulting Agreement, dated June 20, 1994, between William
                      H. Abbott and the Company (1)

              11.1 Statement regarding computation of per share earnings for the quarter ended October 1, 1994

              27.1    Financial Data Schedule