Form 10-K
ACUSON CORP
filed 1995-03-30
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 [Fee Required] For the fiscal year ended December 31, 1994 or
                                                     -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] For the transition period from ____________ to
    ____________

                        Commission file number  0-14953
                                                -------
                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                  94-2784998
    ------------------------              ---------------------------------
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

                           _________________________

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class          Name of Each Exchange on Which Registered
  ------------------------      ---------------------------------------------
        Common Stock                       New York Stock Exchange
      $.0001 par value

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock Purchase Rights

                           _________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Registrant's voting stock held by non-affiliates on March 3, 1995 (based upon the NYSE closing price on such date) was approximately $277,062,000.

   As of March 3, 1995, there were 29,024,583 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 31, 1995 (other than the Compensation Committee Report and Performance Graph contained therein) (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (Part II).

________________________________________________________________________________

PART I
ITEM 1
BUSINESS


GENERAL

   Acuson Corporation ("Acuson" or the "Company") designs, manufactures and markets premium quality medical diagnostic ultrasound imaging systems and image management products. The Company believes its systems provide superior diagnostic performance, versatility, upgradability and reliability and can enable the physician to make earlier, more accurate and/or more confident diagnoses.

   The Company focuses its efforts on the following major hospital grade ultrasound market segments:

    UNITED STATES GENERAL IMAGING. Acuson entered this largest U.S. segment in 1983. Major sub-segments of this market include:

      RADIOLOGY. Major applications include examinations of abdominal organs, the gastrointestinal tract, the urinary tract and small parts such as the breasts, testes and thyroid. Pediatric examinations are of growing interest in this segment.

      PERIPHERAL VASCULAR. Acuson introduced system capabilities in 1985 for this segment which focuses primarily on examinations of the vessels of the leg and neck.

      OBSTETRICS/GYNECOLOGY. Acuson has provided premium quality hospital grade products for Ob/Gyn applications beginning with the Company's first system shipments in 1983. Applications center on examinations of the female reproductive system and the developing fetus.

    UNITED STATES CARDIOVASCULAR. Acuson entered this second largest segment in 1988. Cardiology applications center on examinations of the heart and proximate vessels, while cardiovascular applications extend to include the entire vascular system.

    INTERNATIONAL. Acuson began its international efforts in 1984 with the establishment of its first international sales subsidiary. The Company distributes its products in most of the developed world through ten direct international sales subsidiaries and a number of foreign distributors. International markets include the same range of clinical ultrasound applications as the domestic market.

   Acuson introduced its first product in 1983. The Company's sales were $350 million in 1994.

   Acuson's products are based on specialized hardware, software and transducer technologies which the Company considers to be proprietary. Acuson's hybrid analog/digital computer systems are specially designed and produced by the Company electronically to form high resolution, real-time ultrasound images under software control. These systems utilize a variety of application-specific transducers, almost all of which are designed and fabricated by the Company, to send and receive ultrasound beams with superior precision.

   Acuson introduced its first generation system, the Acuson/R/ 128, in 1983, and sold more than 4,000 of these systems during the next seven years. Over the life of the Acuson 128, the system grew to support many additional new ultrasound modes, transducers and other capabilities.

   Acuson's second generation system, the Acuson 128XP/TM/, was introduced in July 1990. A more configurable system than the original Acuson 128, the 128XP provides a greater number of application-specific configurations for a broader range of clinical uses. This greater flexibility has allowed the Company to address a wider spectrum of clinical specialties and pricing segments in both the international and domestic ultrasound markets.

________________________________________________________________________________

   During 1994, Acuson introduced the EV7 endovaginal transducer, which offers improved imaging performance over Acuson's earlier endovaginal transducers. The Company also announced the V5M transesophageal transducer. This new probe will provide multi-plane transesophageal imaging and expects to begin shipment in the latter half of 1995. During 1994, Acuson completed the 50th network installation of AEGIS/TM/, the Sonography Management System/TM/. The AEGIS system digitizes, stores and organizes images. The Company believes that Acuson's AEGIS networks represent the largest installed base of ultrasound image management systems.

   Acuson believes its systems provide the following major benefits when compared with other ultrasound technologies.

      IMAGING PERFORMANCE. Acuson's systems are designed to provide superior image quality through greater detail resolution, contrast resolution and image uniformity. In addition, Acuson systems provide superior clinical sensitivity for a broad range of Doppler and color Doppler applications, which are used to detect, measure and depict blood flows.

      VERSATILITY. All Acuson systems can operate in all major high resolution imaging formats and in all major ultrasound modes. As a result, Acuson systems can offer superior performance for a broad range of examinations that are typically of interest to ultrasound physicians.

      RELIABILITY. The Company's thousands of domestic systems under warranty or full-service contract have achieved greater than 99.9% cumulative uptime since 1983.

      UPGRADABILITY. Every Acuson system shipped since 1983 can be upgraded to perform every diagnostic capability the Company now offers on new systems. In many cases, the changes are accomplished simply with new software. In other cases, customers purchase new hardware options or transducers, which also include new software to control performance.

      EASE OF USE. Acuson's philosophy of system design and its system architecture allow for greater ease of use. For example, Acuson's systems avoid menus where possible in favor of direct access to functions via dedicated keys. Further, Acuson's high level computer control allows the user, by entering a few simple keystrokes, to orchestrate the many detailed imaging parameter changes required to optimize high performance ultrasound examinations in real time.


DIAGNOSTIC ULTRASOUND

   Ultrasound was introduced for medical imaging purposes in the mid-1960's and has been characterized by rapid technical development and increasing breadth of application by physicians. Medical diagnostic ultrasound systems use low power, high-frequency sound waves to produce real-time moving images of soft tissues, internal body organs and blood flows. Ultrasound systems generate ultrasonic waves via the electrical stimulation of specialized crystals known as transducers. Traveling at a constant speed, these sound waves propagate through the body where they are reflected by tissues and surfaces, such as the boundaries between organs and blood. The reflected sound echoes are received by the transducer and processed in the system. The resulting images are displayed on a high-resolution monitor.

   Ultrasound is a noninvasive technique which, unlike X-ray, does not use ionizing radiation, and is generally considered safe by physicians. Because of its ease of use, relative safety and low cost, ultrasound is often the first imaging study a physician will order. Although ultrasound signals cannot effectively penetrate air or bone, it is often the imaging technique of choice for many soft tissues and has common cardiac, abdominal (e.g., liver, kidney, spleen and gallbladder), gynecological, obstetrical, urological (e.g., prostate), and peripheral vascular applications. Major uses include the detection of abdominal cancer, and the diagnosis of heart disease and fetal abnormalities.

________________________________________________________________________________

   Acuson regards the United States hospital grade ultrasound market as comprising two principal segments, General Imaging and Cardiovascular, which are differentiated by the type of physician most commonly using the ultrasound equipment. Acuson systems can be tailored with software and transducers to offer premium performance in each segment. Outside the United States, high performance ultrasound is often performed by an Internal Medicine department, and systems are often sold with a combination of clinical capabilities.

   The hospital and clinic market uses sophisticated ultrasound systems with broad clinical capabilities and is Acuson's major focus. This segment comprises approximately three fourths of the annual worldwide dollar sales of ultrasound systems. The remainder of the ultrasound market uses systems with limited capabilities for conducting simple exams in the doctor's office. Acuson sells some systems with basic configurations into this segment.


ULTRASOUND TECHNOLOGIES

   The Company believes there are currently a number of system technologies and display formats, including those used by the Company, that are factors in the market, such as:

      SYSTEM TECHNOLOGY. In the late 1970's, moving ultrasound images were first created by the use of "mechanical sector" technology. This type of technology uses motors to mechanically rotate or vibrate the transducer elements, sweeping the ultrasound lines as a result of the rotation or vibration. A more recent development of this technology, designed to improve image quality, is the "annular array," a mechanical sector transducer with a number of concentric transducer elements.

      All-electronic transducers and systems, which were first widely accepted in the early 1980's, sweep ultrasound lines without utilizing moving mechanical parts, in ways similar to the method by which advanced phased array military radar sweeps radar signals without moving parts. The ultrasound lines in all-electronic transducers are "steered" from the transducer face with electronics by using many stationary transducer elements and precisely changing the timing of sending and receiving sound from these elements.

      All-electronic ultrasound designs are optimal for spectral and color Doppler, and can offer newer imaging formats such as Vector/R/ Array, linear array and curved array. All-electronic transducers are by far the most frequently used for high performance ultrasound applications involving Doppler and color Doppler imaging. While some systems still utilize motor driven transducers, or a combination of motor driven and all-electronic transducers, all of Acuson's transducers are all-electronic.

      IMAGE FORMATS. High performance ultrasound transducers provide a number of different formats. Generally, different formats are required or preferred for particular types of clinical applications.

         SMALL FOOTPRINT TRANSDUCERS. Because ultrasound signals cannot effectively penetrate air or bone, the "acoustic windows" into the body are often limited by the need to image around the ribs or other bones, the lungs or bowel gas, bandages, or other impediments. When access is limited, the physician generally will select a transducer with a small imaging surface, or "footprint." Small footprint transducers commonly are produced in three formats:

             SECTOR ARRAY. This format produces a pie-shaped image which is narrow at the skin line and wider as it goes deeper into the body. Implemented properly, sector transducers are capable of high resolution imaging. However, because their field of view is so narrow near the skin line, sector format transducers have a limited ability to image structures in the near field (i.e., close to the skin's surface). This format can be provided by either mechanical or all-electronic transducers.

________________________________________________________________________________

             TIGHTLY CURVED ARRAY. A form of the all-electronic curved array (see below), this format allows for a wider near field of view than sector, while generally offering inferior lateral resolution at depth compared to an equivalent sector transducer.

             VECTOR ARRAY. Introduced by Acuson with the 128XP system in 1990, this proprietary format offers uncompromised resolution with a wider field of view than sector at all depths. Because it combines high resolution and a larger field of view in all-electronic transducers capable of color Doppler, Acuson believes that Vector Array is the ideal format for small footprint ultrasound applications.

         MEDIUM AND LARGE FOOTPRINT TRANSDUCERS. Medium and large footprint transducers are often used when wider imaging access is available, and are commonly produced in the following two formats:

             LINEAR ARRAY. Linear arrays are all-electronic transducers capable of imaging a rectangular field of view. Implemented properly, they are capable of high resolution imaging, although many systems (typically sold for use in the doctor's office) incorporate linear imaging with much poorer resolution.

             CURVED ARRAY. Curved array transducers are essentially linear transducers that have been bent to offer a convex geometry. As a result, they can offer a larger far field of view for the same size footprint than an equivalent linear transducer, though often with some compromises in image quality or the degree of image artifact present.

         ENDOCAVITY TRANSDUCERS. Endocavity transducers are widely used to obtain superior imaging and Doppler examinations through closer access to internal body organs. Endovaginal probes are widely used for Ob/Gyn examinations, while endorectal probes are frequently used to examine the prostrate and the rectal wall. Transesophageal probes are used in cardiology to examine the heart, and also are used to monitor the heart during surgical procedures.

      FREQUENCIES. Ultrasound systems typically offer a number of single-frequency transducers at different frequency levels. Higher frequency transducers can offer greater resolution than lower frequency transducers, but cannot image as deeply into the body. In general, therefore, in selecting transducers there is a tradeoff between depth of penetration and image resolution.

      In actual clinical practice, the clinician, when beginning an examination, will often select the highest frequency transducer that will have the penetration required to perform the entire examination. The penetration required is somewhat unpredictable, and clinicians find it time consuming and inconvenient to switch transducers. As a result, portions of examinations may be performed at lower frequencies than might be actually desirable.

      MODES. The three major modes that are most often used in diagnostic ultrasound include:

         B-MODE. This mode, often called "grayscale" by radiologists and "2-D" by cardiologists, forms black and white images of the anatomy being examined.

         SPECTRAL DOPPLER. Spectral Doppler is not an imaging technique per se; rather, it is a way of graphically measuring and graphically displaying the velocity of blood flow at a single point through vessels or between chambers of the heart. The measured information is presented graphically on a real-time basis, and helps a physician determine, for example, the velocity of blood flow through a vessel that is partially blocked or through a heart defect. B-mode ultrasound is most often used to aim spectral Doppler ultrasound, so that the physician can see from what part of a vessel or the heart the spectral Doppler measurements derive.

         COLOR DOPPLER. Color Doppler superimposes a color-encoded representation of blood flow on the anatomical black and white ultrasound image formed by B-mode. Blood flow toward the transducer is

________________________________________________________________________________
         presented as one color (e.g., red) and flow away from the transducer is presented as another color (e.g., blue). As a result, color Doppler allows a physician to visualize blood flow throughout the field of interest, instead of just at a single point as is the case for spectral Doppler.


      Until the 1980's, ultrasound systems were primarily used to image anatomy in B-mode. Beginning in the 1980's, the use of spectral Doppler became almost universal among hospital grade systems. During the second half of the 1980's, color Doppler gained almost universal acceptance in new placements of hospital grade cardiology systems. By the early 1990's, new placements of hospital grade radiology systems generally included color Doppler as well.


ACUSON'S TECHNOLOGY

   Acuson's technology is based on a hybrid analog/digital computer architecture specially designed and manufactured by the Company to accommodate the requirements of real-time ultrasound image formation. This basic computer architecture was utilized in the Acuson 128 system and also forms the basis for the Company's second generation system, the 128XP.

   All of Acuson's systems utilize 128 independent transmit/receive channels of ultrasound information, although some specialty transducers may utilize fewer channels. Acuson believes that, if utilized properly, 128 channels can offer a number of benefits over fewer numbers of channels. Depending on the transducer design and other parameters, these benefits can include greater lateral resolution and contrast resolution, as well as decreased image artifact.

   Acuson's 128XP systems can operate in all major high resolution imaging formats, which include sector, Vector Array, linear array and High Performance Curved Array. The Company's systems also can provide all of the major operating modes, which include B-mode, spectral Doppler and color Doppler. The Company sells approximately 25 different transducers offering a variety of frequencies, formats and operating modes.

   A key element of the Company's computer architecture is Acuson's Dynamic Computed Lens System/TM/, which performs proprietary image formation operations on the signals from the system's 128 separate transmit/receive channels. The Acuson Dynamic Computed Lens System electronically focuses at each point of the field of view in every frame, electronically optimizes the lens aperture at each focal point, and substantially filters out certain stray reflected sound captured by more conventional systems, often allowing better contrast resolution. All of these functions are performed automatically without any operator intervention in creating up to 50 or more images per second.

   Color Doppler is incorporated in the vast majority of Acuson systems sold to all market segments. While Acuson did not invent color Doppler, it has made a number of important innovations in this area. In 1988, Acuson was the first company to ship color Doppler systems in a configuration appropriate for a broad range of radiology examinations, and the Company believes that Acuson systems have had a major impact in expanding the acceptance of color Doppler for mainstream radiology applications.

   The Acuson 128XP system, includes a number of important technologies and system capabilities, such as the following:

      VECTOR ARRAY offers uncompromised resolution with a wider field of view at all depths than sector. It is an advance in computer imaging technology, not a change in the transducer itself; as a result, the Vector Array capable 128XP systems introduced in 1990 (or Acuson 128 systems upgraded with the appropriate Performance Option Package) can perform Vector Array imaging with the same sector transducers originally shipped with the Acuson 128 in 1983.

      HIGH PERFORMANCE CURVED ARRAY technology brings Acuson quality and 128 channel capability to this format. It offers high resolution imaging while substantially reducing the far-field drop off and imaging artifacts often associated with conventional curved arrays.

________________________________________________________________________________
      MULTIHERTZ/R/ frequency selectable imaging gives, on a single transducer, the ability to switch between two or three frequencies for both grayscale and color Doppler imaging, simply by pushing a button. Because it makes accessing a higher frequency so convenient, Acuson believes that its MultiHertz technology makes high frequency imaging more practical across a broad range of examinations. Acuson accomplishes MultiHertz imaging through a combination of proprietary hardware, software and transducer technologies.

      B-COLOR IMAGING is a mode that maps B-mode information in color. Because humans can perceive more different colors than they can perceive different shades of gray, B-color imaging increases the amount of diagnostic information a clinician can perceive from the wide dynamic range of an Acuson B-mode image.

      IN 1993, ACUSON INTRODUCED ACOUSTIC RESPONSE TECHNOLOGY (ART) as an available upgrade to the 128XP Platform. ART incorporated new image processing techniques that increase the amount of imaging and Doppler information that the system provides. During its first year of availability, ART became standard on all new Acuson systems, and in addition was installed at more than 2,500 Acuson customer sites as a field upgrade.

   Acuson attempts to protect technologies that it views as proprietary through a combination of trade secrets and, where appropriate, copyrights and patents. The Company owns and has rights to several U.S. and international patents, covering certain aspects of its systems, and it has several patent applications pending. No assurances can be given as to the breadth or degree of protection patents will afford the Company.

   The Company also relies substantially on its unpatented proprietary know-how. No assurances can be given that others will not be able to develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how.

   The Company is currently involved in a litigation proceeding relating to patent infringement claims against the Company made by one of the Company's competitors. See Item 3 - Legal Proceedings.


ACUSON'S PRODUCTS

   Acuson offers a variety of product configurations, all of which are based on the Acuson 128XP Computed Sonography system. Several basic mainframe platforms may be tailored for cardiovascular, radiology, peripheral vascular and Ob/Gyn ultrasound applications by combining various transducers, options such as spectral Doppler and color Doppler, and software packages.

   The Acuson 128 system was introduced for radiology applications in 1983. The introduction of the Acuson 128XP in 1990 further expanded Acuson's radiology capabilities. In general, the 128XP is more configurable than was the Acuson 128 and thus can address a wider market price range than the previous system. The XP/4, a color Doppler-capable system and the Company's most basic radiology configuration, currently sells for a list price of approximately $100,000. A typical XP/10 color Doppler radiology system configuration, including optional software and transducers, may have a list price of $170,000 to $200,000.

   Acuson introduced the Acuson 128 system for cardiovascular applications in 1988 and followed with the 128XP in 1990. A basic cardiovascular system configuration sells for a list price of approximately $120,000 and consists of the Acuson 128XP with special cardiology applications software, plus one cardiac transducer and spectral Doppler. A typical XP/10 color Doppler cardiology configuration, when it includes an option supporting vascular examinations, may have a list price of $150,000 to $170,000.

   The diagnostic capabilities provided on the 128XP are available in addition to all of the extensive clinical capabilities that were available on the previous Acuson 128 system. These new capabilities also can be added to existing Acuson 128 systems through Performance Option Packages.

   The AEGIS system, introduced by Acuson in October 1992, provides significant new capabilities for managing and storing ultrasound images and for preserving the quality of the images' diagnostic information. By computerizing ultrasound image and data handling, the AEGIS system can also increase the productivity of existing

________________________________________________________________________________
ultrasound instruments, reducing overall hospital costs in addition to improving patient care. By the end of 1994, more than 50 AEGIS networks had been installed at customer sites in North America.


MARKETING AND SALES

   The Company sells its products primarily to hospitals, private and governmental institutions and health care agencies, medical equipment distributors and doctors' offices. The Company and its subsidiaries employ their own full-time sales, service and applications staff in North America, selected European countries, Australia and Japan. Acuson sells through independent distributors in other European countries, Asia, South America and the Middle East.

   See Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report and incorporated by reference for a summary of operations by geographic region.

   The sales process for ultrasound systems typically requires six to twelve months between initial customer contact and placement of an order. On-site demonstrations are often part of the customer's evaluation process, and customers frequently make side-by-side comparisons of performance and other features of competing systems. Acuson employs a staff of applications personnel who operate the system during sales demonstrations and who also train physicians and ultrasound technicians on the use of the system after delivery.

   During 1993, slow economic conditions together with concerns about the unknown impacts of potential health care reform in the United States caused many U.S. customers to delay purchasing decisions. In 1994, though the prospect of legislated reform receded at year end, medical cost containment, health care provider consolidation and intense competitive pressures continued adversely to impact customer buying activity.


SERVICE

   The Company employs a staff of full-time service engineers who service Acuson systems in North America and in the countries where Acuson has international subsidiaries. Service to customers in other international areas is provided through the Company's independent distributors.

   Acuson warrants its products for 12 months, extendible by service contract. All domestic systems under Acuson warranty or full-service contracts are guaranteed to have 99.0% uptime, and such systems have averaged more than 99.9% cumulative uptime since 1983.

   Systems under warranty or service contract receive periodic maintenance by Acuson service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. Certain of these services may be purchased from the Company's service organization by customers who do not have a service contract with Acuson.

   Service was 21.3% of total net sales, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


COMPETITION

   Acuson competes primarily on the basis of its major clinical benefits of imaging performance, ease of use, versatility, upgradability and reliability. The Company believes that these product capabilities can enable physicians to make earlier, more accurate and/or more confident diagnoses and also can provide superior long-term economic value. As do virtually all companies in the industry, Acuson offers on-site system demonstrations to customers during the sales process, and customers frequently do their own evaluations of equipment performance and other factors. The markets for these products have become increasingly competitive, and price is more often a factor in the purchase decision.

________________________________________________________________________________
The Company's ultrasound equipment competes with systems offered by a number of companies and their affiliates abroad, including Acoustic Imaging, Inc. (a subsidiary of Dornier); Advanced Technology Laboratories, Inc.; Aloka Co., Ltd.; Diasonics, Inc. (a subsidiary of Elbit, Ltd.); General Electric Company; Hewlett-Packard Company; Philips Ultrasound, Inc.; Siemens Medical Labs, Inc. and its subsidiary Quantum Medical Systems, Inc.; and Toshiba Medical Systems, Inc. Most of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. The products offered to date by these competitors in some cases include features not currently offered by Acuson and in many cases are substantially less expensive than Acuson's products.

   There can be no assurance that any established or new ultrasound company will not introduce a system that is equal or superior to Acuson's in quality or performance.

   In most cases where there is a choice between using diagnostic ultrasound and other imaging modalities, such as conventional X-ray, computed tomography or magnetic resonance imaging, the ultrasound examination is performed first. Ultrasound units are generally among the least expensive of such modalities. In addition, in certain applications, ultrasound offers capabilities that make it the modality of choice regardless of cost.

   However, no assurance can be given that such price or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for hospital funding.


PRODUCT DEVELOPMENT

   Acuson believes that new product development is of great importance to its success and believes that its engineering effort is among the largest in the ultrasound industry. Since Acuson's founding, virtually all product development has taken place at the Company's headquarters in Mountain View, California.

   Despite the extent of its product development effort, and although many new products are typically under development at any time, the Company has no anticipated time when it expects to deliver new products, and there can be no assurances that the Company will be able to complete any new products.

   The Company spent $47.7 million, $58.3 million and $70.8 million on product development in 1992, 1993 and 1994, respectively.


GOVERNMENT REGULATION

   As a manufacturer of medical devices, Acuson is subject to various regulations of the United States Food and Drug Administration (the "FDA") and of the California Department of Health Services, including marketing clearance of the Company's products by the FDA. Although Acuson believes that it is in compliance with all applicable regulations of the FDA and of the State of California, current regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations with possible retroactive effect will not adversely affect the Company. The process of obtaining clearance to market products can be time consuming and can delay the marketing and sale of the Company's products.

   In December 1990, Congress passed the Safe Medical Devices Act of 1990. This law significantly expands the FDA's product clearance and enforcement authority. It is likely to require the submission to the FDA of longer and more complex product applications and the submission of more extensive post-marketing reports. Because the FDA's implementation of this authority is in process, the full potential effect of this law on Acuson cannot be assessed. Also, the FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. While Acuson believes it is in compliance with all applicable FDA regulations, the potential effects on the Company of heightened enforcement cannot be predicted.

   The Federal government regulates reimbursement for diagnostic examinations furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for ultrasound examinations performed on hospital inpatients generally is set

________________________________________________________________________________
under the Medicare prospective payment system ("PPS") diagnosis-related group ("DRG") regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.


   For capital costs for inpatient services, prior to October 1, 1991, Medicare reimbursed hospitals an amount based on 85 percent of the actual reasonable costs they had incurred. On October 1, 1991, Medicare began to phase in over a ten year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology.

   For certain hospital outpatient services, including ultrasound examinations, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount, 58 percent of which is based on the hospital's reasonable costs and 42 percent of which is based on the amount that Medicare reimburses for such services when furnished in a physician's office. For the fiscal years 1991 through 1998 (beginning October 1, 1990), reimbursement for the cost portion of the blend is reduced by 5.8 percent. Capital acquisition costs for services furnished to hospital outpatients are currently reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital.

   Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. On January 1, 1992, Medicare began to phase in over a five year period a new system that reimburses all physicians based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." Under this new system, it is anticipated that some physician specialties, including radiologists and cardiologists, generally will be reimbursed under Medicare less than what they would have been reimbursed if the old payment system had remained in effect.

   Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of Federal law and regulations.

   As part of the Omnibus Budget Reconciliation Act of 1993, Congress enacted provisions, effective January 1, 1995, which prohibit physicians from referring Medicare or Medicaid patients to any entity in which the physician or a family member has an ownership or compensation relationship if the referral is for any of a list of "designated health services," which includes ultrasound services. Regulations implementing these statutory provisions have not been published. These prohibitions, and similar prohibitions in some state laws, may result in lower utilization of certain procedures, including ultrasound.

   The Clinton Administration and the Congress from time to time consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including the Company's products.

   In addition to the federal laws described above, there are state laws and regulations regarding the manufacture and sale of health care products and diagnostic devices, and reimbursement for such products and their use. These laws and regulations also are subject to future changes whose impact cannot be projected.


MANUFACTURING

   The Company manufactures its products at its Mountain View, California facility. Fabrication of most transducers is performed in-house in order to safeguard the Company's proprietary technology. In October 1994, Acuson acquired Sound Technology Incorporated ("STI"), a transducer manufacturer located in State College, Pennsylvania. STI provides complementary technical capabilities to the Company's established Transducer Division. For other sub-assemblies, the Company generally subcontracts the assembly or fabrication to outside vendors and in addition produces some components at its own facility in Canoga Park, California. Sub-assemblies are produced according to the Company's designs or specifications. The Company performs assembly, testing and quality assurance at various stages of completion.

________________________________________________________________________________

   Component parts and microprocessors for the Company's products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply, and disruption or termination of those sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes that it could ultimately develop alternate sources for all such items.

   The Company builds units to a marketing forecast that is updated periodically and utilizes a commercially available computer system for manufacturing, accounting, and sales order processing. Because it builds to forecast, the Company does not consider its backlog a significant indicator of business levels.


EMPLOYEES

   As of December 31, 1994, the Company had 1,652 full-time employees. The Company considers its relations with its employees to be good.

________________________________________________________________________________















Acuson, MultiHertz, Vector, XP and the XP logo are registered trademarks of Acuson Corporation. AEGIS, The Sonography Management System, 128XP, and Dynamic Computed Lens System are trademarks of Acuson Corporation.

________________________________________________________________________________

ITEM 2
PROPERTIES


   The Company leases its facilities under operating leases. The principal offices and manufacturing space are located in Mountain View, California. In addition, the Company leases manufacturing facilities in Canoga Park, California and State College, Pennsylvania, and sales and service facilities in various locations in the United States and abroad. The Company believes its facilities are adequate for its present needs, in good condition and suitable for their intended uses.


________________________________________________________________________________

________________________________________________________________________________
ITEM 3
LEGAL PROCEEDINGS

On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990 and July 22, 1992 filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs seek damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. The Company intends to defend the suits vigorously. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition.

On September 14, 1994, the Company filed an action in the United States District Court for the Northern District of California against Advanced Technology Laboratories, Inc. ("ATL") of Bothell, Washington. In the action, the Company accuses ATL of infringing U.S. Letters Patent No. 4,058,003 for "Ultrasonic Electronic Lens with Reduced Delay Range," a patent licensed exclusively to the Company. In addition, the Company seeks a declaration that it infringes no valid claim of four ATL patents: U.S. Letters Patent No. 4,543,960 for "Transesophageal Echocardiography Scanhead," No. 5,050,610 for "Transesophageal Ultrasonic Scanhead," No. 5,207,225 for "Transesophageal Ultrasonic Scanhead," or No. 5,226,422 for "Transesophageal Echocardiography Scanner with Rotating Image Plane." No dollar amount is specified as damages in the Company's action, but the complaint seeks an accounting for damages, treble damages and an assessment of interests and costs against ATL. In addition, the Company is informed that, in August 1994, ATL filed an action against the Company in the United States District Court for the Western District of Washington, in which ATL sought a declaration that it infringes no valid claim of U.S. Letters Patent No. 4,058,003. On October 31, 1994, ATL amended that action and added claims accusing the Company of infringing U.S. Patent Nos. 4,543,960; 5,050,610; 5,207,225; and 5,226,422. No dollar amount is specified as damages in ATL's action, but the complaint seeks an injunction against alleged infringement, an accounting for damages, treble damages, and an assessment of interest and costs against the Company. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.

On October 27, 1994, the Company was sued in Ghent, Belgium by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2,500,000. The Company intends to defend the suit vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.

________________________________________________________________________________

________________________________________________________________________________
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A

EXECUTIVE OFFICERS OF THE REGISTRANT. The executive officers of the Company and their ages as of March 7, 1995 are as follows:

   NAME                    AGE   POSITION
   ----                    ---   --------
   Samuel H. Maslak         46   President, Chief Executive Officer and Director
   Robert J. Gallagher      51   Chief Operating Officer and Director
   Daniel R. Dugan          40   Senior Vice President, Worldwide Sales, Service and Marketing
   Judith A. Heyboer        45   Senior Vice President
   Bradford C. Anker        49   Vice President, Manufacturing
   Charles H. Dearborn      42   Vice President, Secretary and General Counsel
   Stephen T. Johnson       51   Vice President, Chief Financial Officer and Treasurer
   L. Thomas Morse          51   Vice President, Corporate Controller
   William C. Varley        45   Vice President, Cardiology Business Operations

________________________________________________________________________________

   SAMUEL H. MASLAK co-founded the Company in September 1981 and has been President, Chief Executive Officer and a director since that date.

   ROBERT J. GALLAGHER joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991 and Chief Operating Officer in February 1994.

   DANIEL R. DUGAN joined the Company in 1984 as Western Regional Sales Manager, became National Sales Manager in October 1988 and Director, North American
Sales in August 1989. From November 1989 through April 1991, he was Vice President of Ultrasound Business Operations at Toshiba America Medical Systems, Inc. In April 1991, Mr. Dugan rejoined Acuson as Vice President, Field Operations. He became Senior Vice President, Worldwide Sales, Service and Marketing in February 1994.

   JUDITH A. HEYBOER joined the Company in October 1983 as Director of Employee Relations and became Vice President, Employee Relations in July 1984. She became Senior Vice President in February 1994.

   BRADFORD C. ANKER joined the Company in December 1983 and has served as Vice President, Manufacturing since that date.

   CHARLES H. DEARBORN joined the Company in October 1988 and has served as General Counsel since that date. He was elected Secretary of the Company in February 1991 and Vice President in February 1995.

   STEPHEN T. JOHNSON joined the Company in February 1986 as Treasurer and became Vice President, Treasurer in March 1989. In February 1994, he became Chief Financial Officer.

   L. THOMAS MORSE joined the Company in July 1983 and has served as Corporate Controller since that date. He was elected an officer of the Company in March 1989 and Vice President, Corporate Controller in February 1991.

   WILLIAM C. VARLEY joined Acuson in August 1988 as Cardiology Marketing Manager, became Director of Marketing in January 1989, Vice President, Marketing in March 1991, and Vice President, Cardiology Business Operations in June 1994.
________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


   The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report").

________________________________________________________________________________


________________________________________________________________________________
ITEM 6
SELECTED FINANCIAL DATA


   The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Consolidated Financial Data" in the Company's 1994 Annual Report.

________________________________________________________________________________


________________________________________________________________________________
ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


   The information required by Item 7 of Form 10-K is incorporated by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report.

________________________________________________________________________________


________________________________________________________________________________
ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The information required by Item 8 of Form 10-K is incorporated by reference to the consolidated financial statements and notes thereto, and to the section captioned "Quarterly Data" in the Company's 1994 Annual Report.

________________________________________________________________________________


________________________________________________________________________________
ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE


   None.

________________________________________________________________________________

________________________________________________________________________________

   With the exception of the information specifically incorporated by reference from the 1994 Annual Report in Part II of this Form 10-K, the Company's
1994 Annual Report is not to be deemed filed as part of this Form 10-K.

================================================================================

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   DIRECTORS. The information required by Item 10 of Form 10-K with respect to directors is incorporated by reference to the information contained in the sections captioned "Nomination and Election of Directors" and in the last paragraph of "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 1995 (the "Proxy Statement").

   EXECUTIVE OFFICERS. See page 14 of this Form 10-K.

================================================================================



________________________________________________________________________________
ITEM 11
EXECUTIVE COMPENSATION


   The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Compensation of Directors and Executive Officers," "Options Granted to Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

================================================================================



________________________________________________________________________________
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Proxy Statement.

________________________________________________________________________________

________________________________________________________________________________
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Other Transactions" in the Proxy Statement.

________________________________________________________________________________

________________________________________________________________________________

PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K


   (a)       The following documents are filed as part of this Form 10-K:



      (1) Financial Statements. The following consolidated financial statements of Acuson Corporation and Report of Independent Public Accountants are incorporated into this Form 10-K Report by reference to the section entitled "Financial Contents" of the Company's 1994 Annual Report:

                 Consolidated Statements of Operations -- For the Three Years Ended December 31, 1994

                 Consolidated Balance Sheets -- As of December 31, 1994 and 1993

                 Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 1994

                 Consolidated Statements of Stockholders' Equity -- For the Three Years Ended December 31, 1994

                 Notes to Consolidated Financial Statements

                 Report of Independent Public Accountants

                 Supplementary Information
                    Quarterly Data (Unaudited)



      (2) Financial Statement Schedule. The following financial statement schedule of Acuson Corporation for the three years ended December 31, 1994 is filed as part of this Form 10-K:

             Schedule                                                       Page
             --------                                                       ----
             Report of Independent Public Accountants on Schedule            S-1

             II -Valuation and Qualifying Accounts                           S-2


             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes incorporated herein by reference to the Company's 1994 Annual Report.

________________________________________________________________________________

      (3) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

                3.1    Restated Certificate of Incorporation, as amended        *
                       (Exhibit 3.8)

                3.2    Bylaws as currently in effect (Exhibit 3.2)              #

                4.1    Rights Agreement, dated as of May 5, 1988, between       ***
                       Acuson Corporation and The First National Bank of
                       Boston, as Rights Agent (Exhibit 1)

                10.1   The Company's 401(k) Plan, as amended (Exhibit 10.1)     ****/(1)/

                10.2   The Company's 1986 Employee Stock Purchase Plan (the     //(1)/
                       "1986 Purchase Plan"), as amended (Exhibit 10.2)

                10.3   Form of Employee Stock Purchase Agreement to be used     */(1)/
                       under the 1986 Purchase Plan (Exhibit 10.5)

                10.4   The Company's 1982 Incentive Stock Option Plan, as       //(1)/
                       amended (Exhibit 10.4)

                10.5   Form of Incentive Stock Option and related exercise      **/(1)/
                       documents

                10.6   The Company's 1986 Supplemental Stock Option Plan, as    //(1)/
                       amended (Exhibit 10.6)

                10.7   Form of Supplemental Stock Option (Exhibit 10.7)         //(1)/

                10.8   Series A Preferred Stock Purchase Agreement, dated       *
                       January 6, 1982, between the Company and the
                       Purchasers listed on Schedule A thereto (Exhibit
                       10.8)

                10.9   Series B Preferred Stock Purchase Agreement, dated       *
                       March 29, 1983, between the Company and the
                       Purchasers listed on Schedule A thereto (Exhibit
                       10.9)

                10.10  Series C Convertible Preferred Stock Purchase            *
                       Agreement, dated March 30, 1984, between the
                       Company and the Purchasers listed on Exhibit A
                       thereto (Exhibit 10.10)

                10.11  Lease of office space, dated May 15, 1990,               ++
                       between Shoreline Investments III and the Company
                       (Exhibit 19.1)

                10.12  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments III and the Company (Exhibit
                       19.2)

                10.13  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments III and the Company (Exhibit
                       19.3)

                10.14  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.4)

                10.15  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments V and the Company (Exhibit
                       19.5)

                10.16  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.6)

                10.17  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.7)

                10.18  Lease of office space, dated May 15, 1990 between        ++
                       Shoreline Investments VII and the Company (Exhibit
                       19.8)

________________________________________________________________________________

                10.19  Non-Negotiable Secured Promissory Note, dated May 1,     +/(1)/
                       1989, of John G. Freund (Exhibit 10.19)

                10.20  Non-Negotiable Secured Promissory Note, dated May 1,     +/(1)/
                       1989, of John G. Freund (Exhibit 10.20)

                10.21  Third Deed of Trust, dated May 1, 1989, between          +
                       John G. Freund, the Company and First American Title
                       Insurance Company, as Trustee (Exhibit 10.21)

                10.22  The Company's 1991 Stock Incentive Plan                  +++/(1)/

                10.23  Form of the Company's Supplemental and Non-Employee      //(1)/
                       Director Supplemental Options under the 1991 Stock
                       Incentive Plan and related exercise documents as
                       amended (Exhibit 10.23)

                10.24  Non-Negotiable Secured Promissory Note, dated August 8,  ++++/(1)/
                       1991, of Daniel R. Dugan (Exhibit 19.1)

                10.25  Second Deed of Trust, dated August 8, 1991, between      ++++
                       Daniel R. Dugan and First American Title Insurance
                       Company, as Trustee (Exhibit 19.2)

                10.26  Lease of office space, dated July 31, 1991, between      ++++
                       Shoreline Investments V and the Company (Exhibit 19.3)

                10.27  First Amendment to the Company's 401(k) Plan (Exhibit    #/(1)/
                       10.31)

                10.28  Lease of office space, dated January 31, 1992, between   ##
                       Shoreline Investments V and the Company (Exhibit 19.1)

                10.29  Credit Agreement between Acuson Corporation and the      ###
                       First National Bank of Boston, as Agent, dated July 2,
                       1992 (Exhibit 19.1)

                10.30  Officers' Bonus Plan (Exhibit 10.30)                     ####/(1)/

                10.31  Form of Amendment Number 1 to Supplemental Stock Option  /////(1)/
                       Terms Under the Company's 1986 Supplemental Stock Plan
                       and 1991 Stock Incentive Plan (Exhibit 10.1)

                10.32  Form of Supplemental Stock Option Terms Under the        /////(1)/
                       Company's 1991 Stock Incentive Plan (Exhibit 10.2)

                10.33  Consulting Agreement, dated June 20, 1994, between       /////(1)/
                       William H. Abbott and the Company (Exhibit 10.3)

                10.34  Employment and Non-Competition Agreement, dated          /(1)/
                       October 7, 1994, between John G. Freund and the
                       Company

                11.1   Statement regarding computation of per share earnings    ####
                       for the fiscal year ended December 31, 1992 (Exhibit
                       11.1)

                11.2   Statement regarding computation of per share earnings    /
                       for the fiscal year ended December 31, 1993 (Exhibit
                       11.1)

                11.3   Statement regarding computation of per share earnings    //
                       for the fiscal period ended April 2, 1994 (Exhibit
                       11.1)

                11.4   Statement regarding computation of per share earnings    ///
                       for the fiscal period ended July 2, 1994 (Exhibit
                       11.1)

                11.5   Statement regarding computation of per share earnings    ////
                       for the fiscal period ended October 1, 1994 (Exhibit
                       11.1)

                11.6 Statement regarding computation of per share earnings for the fiscal year ended December 31, 1994

________________________________________________________________________________

                13.1   Registrant's 1994 Annual Report

                22.1   Subsidiaries of Registrant

                24.1   Consent of Independent Public Accountants

                27.1   Financial Data Schedule for the period ended October 1,  ////
                       1994 (Exhibit 27.1)

                27.2   Financial Data Schedule for the year ended December 31,
                       1994



      (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1994.


________________________________________________________________________________

________________________________________________________________________________

       *  Incorporated by reference to the indicated exhibit in the Company's
          Registration Statement on Form S-1 (File No. 33-7838), as amended.

      **  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1987.

     ***  Incorporated by reference to the indicated exhibit in the Company's
          Form 8-K dated May 5, 1988.

    ****  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1990.

       +  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1989.

      ++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended June 30,
          1990.

     +++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended June 29,
          1991.

    ++++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended September
          28, 1991.

       #  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1991.

      ##  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended March 28,
          1992.

     ###  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended September
          26, 1992.

    ####  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1992.

       /  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1993.

      //  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended April 2,
          1994.

     ///  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended July 2,
          1994.

    ////  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended October 1,
          1994.

   /(1)/ Management contract or compensatory plan required to be filed as an exhibit.


________________________________________________________________________________

________________________________________________________________________________
SIGNATURES





   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  ACUSON CORPORATION





March 30, 1995                      By /s/ Samuel H. Maslak
                                       -----------------------------------------
                                       Samuel H. Maslak
                                       President and Chief
                                       Executive Officer



March 30, 1995                      By /s/ Robert J. Gallagher
                                       -----------------------------------------
                                       Robert J. Gallagher
                                       Chief Operating Officer



March 30, 1995                      By /s/ Stephen T. Johnson
                                       -----------------------------------------
                                       Stephen T. Johnson
                                       Chief Financial Officer
                                       and Treasurer (Principal
                                       Financial and Accounting Officer)

________________________________________________________________________________
SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                              Date
_____________________________________________________________________________________________

/s/ Samuel H. Maslak                        President, Chief Executive         March 30, 1995
------------------------------------
(Samuel H. Maslak)                          Officer and Director

/s/ Robert J. Gallagher                     Chief Operating Officer and        March 30, 1995
------------------------------------
(Robert J. Gallagher)                       Director

/s/Stephen T. Johnson                       Chief Financial Officer and        March 30, 1995
------------------------------------
(Stephen T. Johnson)                        Treasurer (Principal Financial and
                                            Accounting Officer)

/s/ Royce Diener                            Director                           March 30, 1995
------------------------------------
(Royce Diener)

/s/ Albert L. Greene                        Director                           March 30, 1995
------------------------------------
(Albert L. Greene)

/s/ Karl H. Johannsmeier                    Director                           March 30, 1995
------------------------------------
(Karl H. Johannsmeier)

/s/ Alan C. Mendelson                       Director                           March 30, 1995
------------------------------------
(Alan C. Mendelson)

________________________________________________________________________________

________________________________________________________________________________
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


   We have audited in accordance with generally accepted auditing standards, the financial statements included in Acuson Corporation's Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as whole. The schedule listed at
Item 14(a)(2) is the responsibility of the Company's management and is presented for purpose of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   /s/ Arthur Andersen LLP


                                                   Arthur Andersen LLP




San Jose, California
February 3, 1995

________________________________________________________________________________
ACUSON CORPORATION                                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994
(In thousands)





                                          Balance at      Charged to
                                          Beginning       Costs and                           Balance at End
                                          of Period       Expenses          Write-Offs           of Period
_______________________________________________________________________________________________________________
Allowance for doubtful accounts:
   Year ended:
     December  31, 1992                   $2,563              $ 30             $  (1)              $2,592
     December  31, 1993                   $2,592              $701             $(449)              $2,844
     December  31, 1994                   $2,844              $597             $  (9)              $3,432

Accrued warranty:
   Year ended:
     December  31, 1992                   $4,055            $7,330           $(7,354)              $4,031
     December  31, 1993                   $4,031            $6,235           $(6,979)              $3,287
     December  31, 1994                   $3,287            $7,949           $(6,761)              $4,475

________________________________________________________________________________

                                 EXHIBIT INDEX

          EXHIBITS:
          ---------
                3.1    Restated Certificate of Incorporation, as amended        *
                       (Exhibit 3.8)

                3.2    Bylaws as currently in effect (Exhibit 3.2)              #

                4.1    Rights Agreement, dated as of May 5, 1988, between       ***
                       Acuson Corporation and The First National Bank of
                       Boston, as Rights Agent (Exhibit 1)

                10.1   The Company's 401(k) Plan, as amended (Exhibit 10.1)     ****/(1)/

                10.2   The Company's 1986 Employee Stock Purchase Plan (the     //(1)/
                       "1986 Purchase Plan"), as amended (Exhibit 10.2)

                10.3   Form of Employee Stock Purchase Agreement to be used     */(1)/
                       under the 1986 Purchase Plan (Exhibit 10.5)

                10.4   The Company's 1982 Incentive Stock Option Plan, as       //(1)/
                       amended (Exhibit 10.4)

                10.5   Form of Incentive Stock Option and related exercise      **/(1)/
                       documents

                10.6   The Company's 1986 Supplemental Stock Option Plan, as    //(1)/
                       amended (Exhibit 10.6)

                10.7   Form of Supplemental Stock Option (Exhibit 10.7)         //(1)/

                10.8   Series A Preferred Stock Purchase Agreement, dated       *
                       January 6, 1982, between the Company and the
                       Purchasers listed on Schedule A thereto (Exhibit
                       10.8)

                10.9   Series B Preferred Stock Purchase Agreement, dated       *
                       March 29, 1983, between the Company and the
                       Purchasers listed on Schedule A thereto (Exhibit
                       10.9)

                10.10  Series C Convertible Preferred Stock Purchase            *
                       Agreement, dated March 30, 1984, between the
                       Company and the Purchasers listed on Exhibit A
                       thereto (Exhibit 10.10)

                10.11  Lease of office space, dated May 15, 1990,               ++
                       between Shoreline Investments III and the Company
                       (Exhibit 19.1)

                10.12  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments III and the Company (Exhibit
                       19.2)

                10.13  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments III and the Company (Exhibit
                       19.3)

                10.14  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.4)

                10.15  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments V and the Company (Exhibit
                       19.5)

                10.16  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.6)

                10.17  Lease of office space, dated May 15, 1990, between       ++
                       Shoreline Investments VI and the Company (Exhibit
                       19.7)

                10.18  Lease of office space, dated May 15, 1990 between        ++
                       Shoreline Investments VII and the Company (Exhibit
                       19.8)

________________________________________________________________________________

                10.19  Non-Negotiable Secured Promissory Note, dated May 1,     +/(1)/
                       1989, of John G. Freund (Exhibit 10.19)

                10.20  Non-Negotiable Secured Promissory Note, dated May 1,     +/(1)/
                       1989, of John G. Freund (Exhibit 10.20)

                10.21  Third Deed of Trust, dated May 1, 1989, between          +
                       John G. Freund, the Company and First American Title
                       Insurance Company, as Trustee (Exhibit 10.21)

                10.22  The Company's 1991 Stock Incentive Plan                  +++/(1)/

                10.23  Form of the Company's Supplemental and Non-Employee      //(1)/
                       Director Supplemental Options under the 1991 Stock
                       Incentive Plan and related exercise documents as
                       amended (Exhibit 10.23)

                10.24  Non-Negotiable Secured Promissory Note, dated August 8,  ++++/(1)/
                       1991, of Daniel R. Dugan (Exhibit 19.1)

                10.25  Second Deed of Trust, dated August 8, 1991, between      ++++
                       Daniel R. Dugan and First American Title Insurance
                       Company, as Trustee (Exhibit 19.2)

                10.26  Lease of office space, dated July 31, 1991, between      ++++
                       Shoreline Investments V and the Company (Exhibit 19.3)

                10.27  First Amendment to the Company's 401(k) Plan (Exhibit    #/(1)/
                       10.31)

                10.28  Lease of office space, dated January 31, 1992, between   ##
                       Shoreline Investments V and the Company (Exhibit 19.1)

                10.29  Credit Agreement between Acuson Corporation and the      ###
                       First National Bank of Boston, as Agent, dated July 2,
                       1992 (Exhibit 19.1)

                10.30  Officers' Bonus Plan (Exhibit 10.30)                     ####/(1)/

                10.31  Form of Amendment Number 1 to Supplemental Stock Option  /////(1)/
                       Terms Under the Company's 1986 Supplemental Stock Plan
                       and 1991 Stock Incentive Plan (Exhibit 10.1)

                10.32  Form of Supplemental Stock Option Terms Under the        /////(1)/
                       Company's 1991 Stock Incentive Plan (Exhibit 10.2)

                10.33  Consulting Agreement, dated June 20, 1994, between       /////(1)/
                       William H. Abbott and the Company (Exhibit 10.3)

                10.34  Employment and Non-Competition Agreement, dated         /(1)/
                       October 7, 1994, between John G. Freund and the
                       Company

                11.1   Statement regarding computation of per share earnings    ####
                       for the fiscal year ended December 31, 1992 (Exhibit
                       11.1)

                11.2   Statement regarding computation of per share earnings    /
                       for the fiscal year ended December 31, 1993 (Exhibit
                       11.1)

                11.3   Statement regarding computation of per share earnings    //
                       for the fiscal period ended April 2, 1994 (Exhibit
                       11.1)

                11.4   Statement regarding computation of per share earnings    ///
                       for the fiscal period ended July 2, 1994 (Exhibit
                       11.1)

                11.5   Statement regarding computation of per share earnings    ////
                       for the fiscal period ended October 1, 1994 (Exhibit
                       11.1)

                11.6 Statement regarding computation of per share earnings for the fiscal year ended December 31, 1994

________________________________________________________________________________

                13.1   Registrant's 1994 Annual Report

                22.1   Subsidiaries of Registrant

                24.1   Consent of Independent Public Accountants

                27.1   Financial Data Schedule for the period ended October 1,  ////
                       1994 (Exhibit 27.1)

                27.2   Financial Data Schedule for the year ended December 31,
                       1994



      (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1994.


________________________________________________________________________________

________________________________________________________________________________

       *  Incorporated by reference to the indicated exhibit in the Company's
          Registration Statement on Form S-1 (File No. 33-7838), as amended.

      **  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1987.

     ***  Incorporated by reference to the indicated exhibit in the Company's
          Form 8-K dated May 5, 1988.

    ****  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1990.

       +  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1989.

      ++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended June 30,
          1990.

     +++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended June 29,
          1991.

    ++++  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended September
          28, 1991.

       #  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1991.

      ##  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended March 28,
          1992.

     ###  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended September
          26, 1992.

    ####  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1992.

       /  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-K Annual Report for the fiscal year ended December 31, 1993.

      //  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended April 2,
          1994.

     ///  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended July 2,
          1994.

    ////  Incorporated by reference to the indicated exhibit in the Company's
          Form 10-Q Quarterly Report for the quarterly period ended October 1,
          1994.

   /(1)/ Management contract or compensatory plan required to be filed as an exhibit.


________________________________________________________________________________