Form 10-Q
period 1995-04-01
ACUSON CORP
filed 1995-05-15
CIK 717014

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                  FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended April 1, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                    ------------    -----------

                        Commission file number 0-14953




                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)




             Delaware                                 94-2784998
     ------------------------             ---------------------------------
     (State of Incorporation)             (IRS Employer Identification No.)

                             1220 Charleston Road
                               P. O. Box  7393
                         Mountain View, CA 94039-7393
                   (Address of principal executive offices)

    Registrant's telephone number, including area code, is (415) 969-9112

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X  No
                                                   ---    ---


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.0001 par value                  28,801,927 shares
     ------------------------------           -----------------------------
                (Class)                       Outstanding at April 28, 1995

- --------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                             Page
                                                            Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
            April 1, 1995 and December 31, 1994                1

          Condensed Consolidated Statements of Operations
            for the Three Months Ended April 1, 1995 and
            April 2, 1994                                      2

          Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended April 1, 1995 and
            April 2, 1994                                      3

          Notes to Unaudited Condensed Consolidated
            Financial Statements                               4

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                6


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                     8

Signature                                                      9


________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                              April 1,     December 31,
                                                1995           1994
                                             (Unaudited)
________________________________________________________________________________

Assets
Current Assets
      Cash and cash equivalents                $ 40,801      $ 28,671
      Short-term investments                     33,612        38,421
                                               --------      --------
          Total cash and short-term
           investments                           74,413        67,092

      Accounts receivable, net                   76,868        78,534
      Inventories                                48,567        49,926
      Other current assets                       38,491        39,637
                                               --------      --------

          Total current assets                  238,339       235,189


Property and Equipment, at cost, net of
  accumulated depreciation and amortization
  of  $96,412 and $92,217 in 1995 and
  1994, respectively                             49,434        48,997

Other assets, net                                23,509        20,452
                                               --------      --------

          Total Assets                         $311,282      $304,638
                                               ========      ========

Liabilities and Stockholders' Equity
Current Liabilities
      Accounts payable                         $ 18,925      $ 16,295
      Other accrued liabilities                  84,099        80,558
                                               --------      --------

          Total current liabilities             103,024        96,853
                                               --------      --------

Commitments and contingencies (Note 4)

Stockholders' Equity
      Preferred  stock, par value $.0001:
           authorized, 10,000 shares,
           outstanding, none                         --            --
      Common stock and additional
           paid-in capital, common stock
           par value $.0001: authorized,
           50,000 shares; outstanding;
           28,785 shares and 28,904 shares
           in 1995 and 1994, respectively        81,377        79,183
      Cumulative translation adjustment          (1,109)       (1,240)
      Unrealized holding loss on
        investment securities                      (169)         (370)
      Retained earnings                         128,159       130,212
                                               --------      --------

          Total stockholders' equity            208,258       207,785
                                               --------      --------

          Total Liabilities and
           Stockholders' Equity                $311,282      $304,638
                                               ========      ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)


                                           Three Months Ended
                                          --------------------
                                          April 1,    April 2,
                                            1995        1994
_________________________________________________________________
Net sales
      Product                              $68,645     $74,688
      Service                               19,321      18,137
                                           -------     -------
          Total net sales                   87,966      92,825
                                           -------     -------

Cost of sales
      Product                               31,846      31,132
      Service                                8,637       8,761
                                           -------     -------
          Total cost of sales               40,483      39,893
                                           -------     -------

          Gross profit                      47,483      52,932
                                           -------     -------

Operating expenses
      Selling, general and
       administrative                       27,262      26,640
      Product development                   18,059      17,317
                                           -------     -------
            Total operating expenses        45,321      43,957
                                           -------     -------

           Income from operations            2,162       8,975

Interest income, net                           991       1,155
                                           -------     -------

          Income before income taxes         3,153      10,130

Provision for income taxes                     914       3,546
                                           -------     -------

          Net income                       $ 2,239     $ 6,584
                                           =======     =======

Earnings per share                         $  0.08     $  0.23
                                           =======     =======

Weighted average common and common
  equivalent shares outstanding             29,953      29,355
                                           =======     =======

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                  Three Months Ended
                                                  -------------------
                                                  April 1,   April 2,
                                                    1995       1994
________________________________________________________________________________
Cash flows from operating activities
    Net income                                   $ 2,239    $ 6,584
    Adjustments to reconcile net income
      to cash provided by operating activities:
        Depreciation and amortization              4,154      4,964
        Changes in:
          Accounts receivable                      1,308     (8,002)
          Leases receivable                       (3,613)    22,518
          Inventories                              1,578         45
          Other current assets                     1,923      1,862
          Accounts payable                         2,564      7,079
          Other accrued liabilities                2,743     (1,988)
                                                 -------    -------

          Net cash provided by
           operating activities                   12,896     33,062
                                                 -------    -------
Cash flows from investing activities
    Decrease in short-term investments             4,929      9,567
    Investment in property and equipment          (4,325)    (4,988)
    Increase in other assets                         (87)      (213)
                                                 -------    -------

          Net cash provided by
           investing activities                      517      4,366
                                                 -------    -------

Cash flows from financing activities
       Repurchase of common stock                 (5,091)    (1,774)
       Issuance of common stock under
         stock option and stock
         purchase plans                           3,484      2,176
                                                 -------    -------

          Net cash provided by (used              (1,607)       402
            in) financing activities             -------    -------

Effect of exchange rate changes on cash              324        244
                                                 -------    -------

   Net increase in cash and cash equivalents      12,130     38,074


Cash and cash equivalents, beginning of period    28,671     11,184
                                                 -------    -------

Cash and cash equivalents, end of period         $40,801    $49,258
                                                 =======    =======

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Interim Statements

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company") condensed consolidated financial position as of April 1, 1995 and its condensed consolidated results of operations and cash flows for the periods ended April 1, 1995 and April 2, 1994. The results of operations for the three months ended April 1, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995. Certain information reported in the prior year has been reclassified to conform to the 1995 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1994 and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


Note 2 - Investments

   Under Statement of Financial Accounting Standards No. 115, the Company's investments, which consisted entirely of debt securities (the "securities"), were classified as available-for-sale. These securities mature at various dates through the year 1996.

   As of April 1, 1995, the securities' gross unrealized holding loss was approximately $249,000. The unrealized holding loss of approximately $169,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the three months ended April 1, 1995, the Company did not sell any of its securities prior to maturity.


Note 3 - Inventories

   The components of inventories were as follows (in thousands):


                      April 1,   Dec. 31,
                        1995       1994
                      -------------------
Raw materials         $27,749    $29,552
Work-in-process         3,936      3,783
Finished goods         16,882     16,591
                      -------    -------

Total inventories     $48,567    $49,926
                      =======    =======


Note 4 - Legal Contingencies

  On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs seek damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs.

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

  On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million.

  The Company intends to defend each of these suits vigorously. Management believes that the ultimate outcome of any of these matters will not have a material adverse effect on the Company's financial condition.

________________________________________________________________________________

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

   Net sales for the quarter ended April 1, 1995, were $88.0 million compared to $92.8 million in the quarter ended April 2, 1994. The change in revenue was primarily because of a decrease in domestic product revenue. The Company's average unit selling prices were lower in this quarter as a result of an increase in sales of lower-priced configurations and intense competitive pricing pressures. Worldwide service revenue increased 6.5% to $19.3 million from $18.1 million in the quarter ended April 2, 1994, primarily due to growing service contract revenue from a larger base of installed systems. Geographically, international revenue increased to $32.8 million, totalling 37.2% of the Company's sales as compared to 27.9% in the comparable 1994 period.

   The Company believes that the trends of health-care-provider consolidation, medical cost containment and intense competitive pressures which existed in 1994, will continue into 1995. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market. Although portions of the international ultrasound markets are experiencing some economic recovery, it is uncertain whether this is temporary or permanent.

   The gross profit for the first quarter of 1995 was 54.0% of net sales, compared to 57.0% in the first quarter of 1994. The percentage change was primarily a reflection of reduced product prices and increased sales of lower-priced product configurations, partially offset by improvement in service margins.

   Selling, general and administrative costs were $27.3 million in the quarter ended April 1, 1995, as compared to $26.6 million in the prior year's period. As a percentage of sales, such expenses in the first three months in 1995 totalled 31.0% of net sales compared to 28.7% in 1994. Dollar spending increased primarily due to international expenses supporting the increase in international sales.

   Product development costs in the first quarter of 1995 totalled $18.1 million or 20.5% of net sales, compared to $17.3 million or 18.7% of net sales in the first quarter of 1994. The increase in product development expense results from continuing investment in multiple new product development programs.

   The provision for income taxes was $0.9 million in the first quarter of 1995 versus $3.5 million in the first quarter of 1994. The effective tax rate for the three months ended April 1, 1995 was 29% versus 35% in the same period in the prior year.

________________________________________________________________________________

Liquidity and Capital Resources

   The Company's cash and short-term investments balance has increased $7.3 million during the three months ended April 1, 1995 to $74.4 million. During the quarter, the Company generated $12.9 million in cash from operations, as compared to the first quarter of 1994 when operations generated $11.5 million in cash. Also, in the first quarter of 1994, the Company sold its lease portfolio generating an additional $21.6 million in cash. The Company's investing and financing activities for the three months ended April 1, 1995 have used $1.1 million. Included in the financing activities was $3.5 million raised through employee participation in the Company's stock option and stock purchase plans, compared to $2.2 million during the first quarter of 1994.

   In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the first quarter the Company repurchased 450,000 shares, for a total repurchase of 817,700 shares to date toward the Board authorization. As of April 1, 1995, there were 28,785,008 shares of Acuson common stock outstanding.

   At April 1, 1995, the Company's working capital totalled $135.3 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility. There were no draws on this line of credit during the quarter.

   Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investments, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1995.

________________________________________________________________________________

________________________________________________________________________________

PART II

ITEM 1
LEGAL PROCEEDINGS

      Previously reported in Company's Form 10-K for the fiscal year ended December 31, 1994.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits
         --------

           10.1    Amended and Restated Credit Agreement, dated April 14, 1995

           11.1 Statement regarding computation of per share earnings for the quarter ended April 1, 1995

           27.1    Financial Data Schedule

       b) Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the quarter ended April 1, 1995.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                       (Registrant)

May 15, 1995                     By /s/ Stephen T. Johnson
                                    --------------------------------------
                                    Stephen T. Johnson
                                    Vice President, Chief Financial
                                    Officer and Treasurer
                                    (duly authorized Officer and Principal
                                    Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                                                                               Sequentially
                                                                                   Page
Exhibit No.                                                                       Number
- -----------                                                                    ------------
   10.1        Amended and Restated Credit Agreement, dated April 14, 1995

   11.1 Statement regarding computation of per share earnings for the quarter ended April 1, 1995

   27          Financial Data Schedule
