Form 10-Q
period 1995-07-01
ACUSON CORP
filed 1995-08-15
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended JULY 1, 1995 or
                                    ------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ___________

                        Commission file number  0-14953
                                                -------

                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)


                  DELAWARE                            94-2784998
       ------------------------------      ---------------------------------
          (State of Incorporation)         (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112
                                                            --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___
                                             -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $.0001 par value               27,917,789  shares
      ------------------------------          ----------------------------
                 (Class)                      Outstanding at July 31, 1995

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           July 1, 1995 and December 31, 1994                                1

         Condensed Consolidated Statements of Operations
           for the Three Months Ended July 1, 1995 and
           July 2, 1994 and for the Six Months Ended July 1, 1995
           and July 2, 1994                                                  2

         Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended July 1, 1995 and
           July 2, 1994                                                      3

         Notes to Unaudited Condensed Consolidated
           Financial Statements                                              4

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   8

ITEM 4.  Submission of Matters to a Vote of Security Holders                 8

ITEM 6.  Exhibits and Reports on Form 8-K                                    9

Signature                                                                   10

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                             JULY 1,       DECEMBER 31,
                                              1995            1994
                                           (Unaudited)
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents              $ 30,024        $ 28,671
      Short-term investments                   31,296          38,421
                                             --------        --------
          Total cash and short-term
           investments                         61,320          67,092


      Accounts receivable, net                 74,666          78,534
      Inventories                              51,754          49,926
      Other current assets                     39,242          39,637
                                             --------        --------

          Total current assets                226,982         235,189


PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and
 amortization of $100,349 and $92,217
 in 1995 and 1994, respectively                51,577          48,997


OTHER ASSETS, NET                              24,235          20,452
                                             --------        --------

          Total Assets                       $302,794        $304,638
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                       $ 17,664        $ 16,295
      Other accrued liabilities                84,963          80,558
                                             --------        --------

          Total current liabilities           102,627          96,853
                                             --------        --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
      Preferred stock, par value
       $.0001:
          authorized, 10,000 shares;
           outstanding, none                       --              --
      Common stock and additional
       paid-in capital, common stock
       par value $.0001: authorized, 50,000
       shares; outstanding, 27,954 shares
       and 28,904 shares in 1995 and
       1994, respectively                      79,118          79,183
      Cumulative translation adjustment          (656)         (1,240)
      Unrealized holding loss on
       investment securities                      (35)           (370)
      Retained earnings                       121,740         130,212
                                             --------        --------

          Total stockholders' equity          200,167         207,785
                                             --------        --------

          Total Liabilities and
           Stockholders' Equity              $302,794        $304,638
                                             ========        ========

--------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                           ------------------     -------------------
                                           JULY 1,    JULY 2,      JULY 1,    JULY 2,
                                             1995      1994         1995       1994


NET SALES
      Product                               $61,859   $69,568      $130,504   $144,256
      Service                                20,080    18,446        39,401     36,583
                                            -------   -------      --------   --------
          Total net sales                    81,939    88,014       169,905    180,839
                                            -------   -------      --------   --------

COST OF SALES
      Product                                28,517    29,720        60,363     60,852
      Service                                 8,745     8,749        17,382     17,510
                                            -------   -------      --------   --------
          Total cost of sales                37,262    38,469        77,745     78,362
                                            -------   -------      --------   --------

          Gross profit                       44,677    49,545        92,160    102,477
                                            -------   -------      --------   --------


OPERATING EXPENSES
       Selling, general and
        administrative                       27,249    25,550        54,511     52,190
      Product development                    16,954    18,499        35,013     35,816
                                            -------   -------      --------   --------
          Total operating expenses           44,203    44,049        89,524     88,006
                                            -------   -------      --------   --------


          Income from operations                474     5,496         2,636     14,471

INTEREST INCOME, NET                            954       795         1,945      1,950
                                            -------   -------      --------   --------

          Income before income taxes          1,428     6,291         4,581     16,421

PROVISION FOR INCOME TAXES                      414     2,202         1,328      5,748
                                            -------   -------      --------   --------


          Net income                        $ 1,014   $ 4,089      $  3,253   $ 10,673
                                            =======   =======      ========   ========


EARNINGS PER SHARE                          $  0.04   $  0.14      $   0.11   $   0.37
                                            =======   =======      ========   ========


WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING               28,429    29,494        28,670     29,436
                                            =======   =======      ========   ========

--------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                            SIX MONTHS ENDED
                                           --------------------
                                            JULY 1,     JULY 2,
                                             1995        1994
---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                          $  3,253    $ 10,673
       Adjustments to reconcile net
        income to cash provided by
        operating activities:
          Depreciation and amortization       9,284       9,679
          Changes in:
            Accounts receivable               3,850     (15,919)
            Leases receivable                (4,076)     19,641
            Inventories                      (1,473)     (3,991)
            Other current assets                329       5,712
            Accounts payable                  1,278       9,399
            Other accrued liabilities         3,818      (8,492)
                                           --------    --------

            Net cash provided by
              operating activities           16,263      26,702
                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease in short-term
         investments                          7,618       6,596
       Investment in property and
         equipment                          (11,482)    (12,547)
       Decrease (increase) in other
         assets                                 359      (1,981)
                                           --------    --------

            Net cash used in investing
              activities                     (3,505)     (7,932)
                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Repurchase of common stock           (15,747)     (1,458)
       Issuance of common stock under
         stock option and stock
         purchase plans                       3,957       2,558
                                           --------    --------

            Net cash provided by (used
              in) financing activities      (11,790)      1,100
                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         385         426
                                           --------    --------

       Net increase in cash and cash
         equivalents                          1,353      20,296

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                      28,671      11,184
                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD   $ 30,024    $ 31,480
                                           ========    ========

--------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company") condensed consolidated financial position as of July 1, 1995 and its condensed consolidated results of operations and cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. The results of operations for the three and six months ended July 1, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995. Certain information reported in the prior year has been reclassified to conform to the 1995 presentation.

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

   As of July 1, 1995, the securities' gross unrealized holding loss was approximately $49,000. The unrealized holding loss of approximately $35,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the six months ended July 1, 1995, the Company sold certain of its available-for-sale securities at approximately $1.7 million. The Company sold these securities for approximately original cost.


NOTE 3 - INVENTORIES

   The components of inventories were as follows (in thousands):

                             JULY 1,        DEC. 31,
                              1995            1994
                             -----------------------
      Raw materials          $29,295         $29,552
      Work-in-process          3,804           3,783
      Finished goods          18,655          16,591
                             -------         -------

      Total inventories      $51,754         $49,926
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

   The Company intends to defend each of these pending suits vigorously. Management believes that the ultimate outcome of any of these matters is not anticipated to have a material adverse effect on the results of operations in the period in which resolved and will not have a material adverse effect on the Company's financial condition.

   On September 14, 1994, the Company filed an action in the United States District Court for the Northern District of California against Advanced Technology Laboratories, Inc. ("ATL") of Bothell, Washington. In the action, the Company accused ATL of infringing U.S. Letters Patent No. 4,058,003 for "Ultrasonic Electronic Lens with Reduced Delay Range," a patent licensed exclusively to the Company. In addition, the Company sought a declaration that it infringed no valid claim of four ATL patents: U.S. Letters Patent No. 4,543,960 for "Transesophageal Echocardiography Scanhead," No. 5,050,610 for "Transesophageal Ultrasonic Scanhead," No. 5,207,225 for "Transesophageal Ultrasonic Scanhead," or No. 5,226,422 for "Transesophageal Echocardiography Scanner with Rotating Image Plane." The Company was informed that, in August 1994, ATL filed an action against the Company in the United States District Court for the Western District of Washington, in which ATL sought a declaration that it infringed no valid claim of U.S. Letters Patent No. 4,058,003. On October 31, 1994, ATL amended that action and added claims accusing the Company of infringing U.S. Patent Nos. 4,543,960; 5,050,610; 5,207,225; and 5,226,422.
The patent litigation between the Company and ATL was settled in May 1995. As part of the settlement, the lawsuits between the companies have been dismissed with prejudice and each party has received a license to certain of the other party's patents.

NOTE 5 - COMMON STOCK

    The stockholders approved the 1995 Employee Stock Purchase Plan and the 1995 Stock Incentive Plan at the Annual Meeting of the Stockholders on May 31, 1995.

    The earnings per share were calculated using the modified treasury stock method.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended July 1, 1995, were $81.9 million compared to $88.0 million in the quarter ended July 2, 1994. For the first six months of 1995, net sales were $169.9 million, representing a decrease of 6.1% compared to the first six months of 1994. The decrease in revenue in both periods was primarily because of a decrease in domestic product revenue. Worldwide service revenue increased 8.9% to $20.1 million from $18.4 million in the quarter ended July 2, 1994 and increased 7.7% to $39.4 million from $36.6 million for the first six months of 1994. The increase was primarily due to growing service contract revenue from a larger base of installed systems. International revenue increased to $60.9 million during the first six months of 1995, totalling 35.8% of the Company's sales as compared to 30.3% in the comparable 1994 six-month period. During the first six months of 1995, competitive pricing pressures decreased the average realized price.

   The Company believes that the trends of health-care-provider consolidation, medical cost containment and intense competitive pressures which existed in 1994, are continuing in 1995. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market. Although portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is temporary or permanent.

   The gross profit for the second quarter of 1995 was 54.5% of net sales, compared to 56.3% in the second quarter of 1994. For the six months ended July 1, 1995, gross profit was 54.2% of net sales, compared to 56.7% in the first six months of 1994. The percentage change was primarily a reflection of reduced product prices and of lower production volume, partially offset by improvement in service margins.

   Selling, general and administrative costs were $27.2 million or 33.3% in the quarter ended July 1, 1995, as compared to $25.6 million or 29.0% in the prior year's period. For the six months ended July 1, 1995, selling, general and administrative expenses were $54.5 million or 32.1% compared to $52.2 million or 28.9% in the first six months of 1994. Dollar spending increased primarily internationally due to an increase in personnel and the devaluation of the dollar.

   Product development costs in the second quarter of 1995 totalled $17.0 million or 20.7% of net sales, compared to $18.5 million or 21.0% of net sales in the second quarter of 1994. For the six months ended July 1, 1995, product development costs were $35.0 million or 20.6% of net sales compared to $35.8 million or 19.8% of net sales in the first six months of 1994. Product development spending declined as a result of planned reduction in research and development programs.

   The provision for income taxes was $0.4 million in the second quarter of 1995 versus $2.2 million in the second quarter of 1994. For the six months ended July 1, 1995, the tax provision was $1.3 million versus $5.7 million in 1994. The effective tax rate for the six months ended July 1, 1995 decreased to 29% from 35% in the same period of the prior year, primarily due to the effects of the current mix of income between domestic and international operations and generally lower income levels.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and short-term investments balance has decreased $5.8 million during the six months ended July 1, 1995 to $61.3 million. During the six months ended July 1, 1995, the Company generated $16.3 million in cash from operations, as compared to 1994 when operations generated $26.7 million in cash. However, in the first quarter of 1994, the Company sold its lease portfolio generating an additional $21.6 million in cash. The Company's investing and financing activities for the six months ended July 1, 1995 have used $15.3 million, driven by the use of $15.7 million for share repurchases. Also, included in the financing activities was $4.0 million raised through employee participation in the Company's stock option and stock purchase plans, compared to $2.6 million during the first six months of 1994.

   In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the second quarter the Company repurchased 875,800 shares. As of July 1, 1995, the Company had repurchased a total of 1,693,500 shares toward the Board authorization and there were 27,953,727 shares of Acuson common stock outstanding.

   At July 1, 1995, the Company's working capital totalled $124.4 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility. There were no draws on this line of credit during the second quarter.

   Based on its current operating plan, the Company believes that the liquidity provided by cash generated from operations, its existing cash and short-term investments, and the borrowing arrangements described above, will be sufficient to meet the Company's operating and capital requirements for fiscal 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART II

ITEM 1
LEGAL PROCEEDINGS

   There has been no change, other than described in the following paragraph, in the legal proceedings previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1994.

   On September 14, 1994, the Company filed an action in the United States District Court for the Northern District of California against Advanced Technology Laboratories, Inc. ("ATL") of Bothell, Washington. In the action, the Company accused ATL of infringing U.S. Letters Patent No. 4,058,003 for "Ultrasonic Electronic Lens with Reduced Delay Range," a patent licensed exclusively to the Company. In addition, the Company sought a declaration that it infringed no valid claim of four ATL patents: U.S. Letters Patent No. 4,543,960 for "Transesophageal Echocardiography Scanhead," No. 5,050,610 for "Transesophageal Ultrasonic Scanhead," No. 5,207,225 for "Transesophageal Ultrasonic Scanhead," or No. 5,226,422 for "Transesophageal Echocardiography Scanner with Rotating Image Plane." The Company was informed that, in August 1994, ATL filed an action against the Company in the United States District Court for the Western District of Washington, in which ATL sought a declaration that it infringed no valid claim of U.S. Letters Patent No. 4,058,003. On October 31, 1994, ATL amended that action and added claims accusing the Company of infringing U.S. Patent Nos. 4,543,960; 5,050,610; 5,207,225; and 5,226,422.
The patent litigation between the Company and ATL was settled in May 1995. As part of the settlement, the lawsuits between the companies have been dismissed with prejudice and each party has received a license to certain of the other party's patents.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)  The Annual Meeting of Stockholders of the Company was held on May 31, 1995.

c)  The result of Stockholders' votes at the Annual Meeting were as follows:

      (i) All nominees for director of the Company were elected by the following vote:

                                                          Votes
                 Name                       Votes For    Withheld
                 -----------                ----------   ---------
                 Royce Diener               26,280,086     534,930
                 Robert J. Gallagher        26,032,218     782,798
                 Albert L. Greene           26,283,124     531,892
                 Karl H. Johannsmeier       26,293,631     521,385
                 Samuel H. Maslak           26,031,382     783,634
                 Alan C. Mendelson          26,293,081     521,935

      (ii)       Approval of 1995 Employee Stock Purchase Plan

                                 Votes                   Broker
                 Votes For      Against     Abstain     Non-Vote
                 ----------    ---------   ---------    ---------
                 17,490,274    5,226,215    122,064     3,976,463

      (iii)      Approval of 1995 Stock Incentive Plan

                                 Votes                   Broker
                 Votes For      Against     Abstain     Non-Vote
                 ----------    ---------   ---------    ---------
                 13,009,694    9,683,777    145,082     3,976,463

      (iv)       Ratification of appointment of Arthur Andersen
                 LLP as independent public accountants of the Company

                                 Votes                   Broker
                 Votes For      Against     Abstain     Non-Vote
                 ----------    ---------   ---------    ---------
                 26,680,226      89,322      45,468        0

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits
           --------

                3.1     Bylaws of Acuson Corporation, as amended

               10.1     1995 Employee Stock Purchase Plan

               10.2     1995 Stock Incentive Plan

               27.1     Financial Data Schedule

      b)    Reports on Form 8-K
            -------------------

          The Company filed no reports on Form 8-K during the quarter ended July 1, 1995.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                       (Registrant)

August 15, 1995                  By  /s/ Stephen T. Johnson
                                    --------------------------------------
                                    Stephen T. Johnson
                                    Vice President, Chief Financial
                                    Officer and Treasurer
                                    (duly authorized Officer and Principal
                                    Financial and Accounting Officer)

--------------------------------------------------------------------------------
                                 EXHIBIT INDEX

                                                                    Sequentially
                                                                        Page
Exhibit No.                                                            Number
-----------                                                         ------------

     3.1         Bylaws of Acuson Corporation, as amended

    10.1         1995 Employee Stock Purchase Plan

    10.2         1995 Stock Incentive Plan

    27.1         Financial Data Schedule

--------------------------------------------------------------------------------