Form 10-Q
period 1995-09-30
ACUSON CORP
filed 1995-11-13
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended SEPTEMBER 30, 1995 or
                                    ------------------

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ____
                                              -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock, $.0001 par  value                   27,877,787 shares     .
    -------------------------------        ----------------------------------
           (Class)                            Outstanding at November 4, 1995

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                                          PAGE
                                                                                         NUMBER
        PART I.  FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 1995 and December 31, 1994                              1


                  Condensed Consolidated Statements of Operations
                     for the Three Months Ended September 30, 1995 and
                     October 1, 1994 and for the Nine Months Ended September 30,
                     1995 and October 1, 1994                                              2

                  Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1995 and
                     October 1, 1994                                                       3

                  Notes to Unaudited Condensed Consolidated
                     Financial Statements                                                  4

        ITEM 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   6


        PART II.  OTHER INFORMATION

        ITEM 1.   Legal Proceedings                                                        8

        ITEM 6.   Exhibits and Reports on Form 8-K                                         8

        Signature                                                                          9

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      1995           1994
                                                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                        $ 37,130       $ 28,671
   Short-term investments                                                             24,670         38,421
                                                                                    --------       --------
       Total cash and short-term investments                                          61,800         67,092

   Accounts receivable, net                                                           72,701         78,534
   Inventories                                                                        51,413         49,926
   Other current assets                                                               42,418         39,637
                                                                                    --------       --------

       Total current assets                                                          228,332        235,189


PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
   and amortization of  $103,924 and $92,217 in 1995 and 1994, respectively           50,244         48,997

OTHER ASSETS, NET                                                                     24,040         20,452
                                                                                    --------       --------

       Total Assets                                                                 $302,616       $304,638
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                 $ 13,778       $ 16,295
   Other accrued liabilities                                                          86,850         80,558
                                                                                    --------       --------

       Total current liabilities                                                     100,628         96,853
                                                                                    --------       --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
   Preferred  stock, par value $.0001:
       authorized, 10,000 shares; outstanding, none                                       --             --
   Common stock and additional paid-in capital, common stock par value
       $.0001: authorized, 50,000 shares; outstanding, 27,938 shares
       and 28,904 shares in 1995 and 1994, respectively                               81,300         79,183
   Cumulative translation adjustment                                                    (105)        (1,240)
   Unrealized holding gain (loss) on investment securities                                30           (370)
   Retained earnings                                                                 120,763        130,212
                                                                                    --------       --------

       Total stockholders' equity                                                    201,988        207,785
                                                                                    --------       --------

       Total Liabilities and Stockholders' Equity                                   $302,616       $304,638
                                                                                    ========       ========

________________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

_______________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)


                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -------------------------     ----------------------------
                                           SEPTEMBER 30,  OCTOBER 1,     SEPTEMBER 30,   OCTOBER 1,
                                               1995         1994             1995          1994
-----------------------------------------------------------------------------------------------------------------

NET SALES
    Product                                  $54,976      $67,410         $185,480      $211,666
    Service                                   20,399       18,976           59,800        55,559
                                             -------      -------         --------      --------
        Total net sales                       75,375       86,386          245,280       267,225
                                             -------      -------         --------      --------

COST OF SALES
    Product                                   26,236       27,786           86,599        88,638
    Service                                    9,108        9,256           26,490        26,766
                                             -------      -------         --------      --------
        Total cost of sales                   35,344       37,042          113,089       115,404
                                             -------      -------         --------      --------

        Gross profit                          40,031       49,344          132,191       151,821
                                             -------      -------         --------      --------


OPERATING EXPENSES
    Selling, general and administrative       22,460       26,977           76,971        79,167
    Product development                       15,823       18,486           50,836        54,302
                                             -------      -------         --------      --------
        Total operating expenses              38,283       45,463          127,807       133,469
                                             -------      -------         --------      --------


         Income from operations                1,748        3,881            4,384        18,352

INTEREST INCOME, NET                             920          770            2,865         2,720
                                             -------      -------         --------      --------

         Income before income taxes            2,668        4,651            7,249        21,072

PROVISION FOR INCOME TAXES                       774          917            2,102         6,665
                                             -------      -------         --------      --------


         Net income                          $ 1,894      $ 3,734         $  5,147      $ 14,407
                                             =======      =======         ========      ========


EARNINGS PER SHARE                           $  0.07      $  0.13         $   0.18      $   0.49
                                             =======      =======         ========      ========


WEIGHTED AVERAGE COMMON  AND COMMON
EQUIVALENT SHARES OUTSTANDING                 27,943       29,276           28,428        29,318
                                             =======      =======         ========      ========

_______________________________________________________________________________
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________

ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                                                 Nine Months  Ended
                                                                                              ------------------------
                                                                                            September 30,     October 1,
                                                                                                1995            1994
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $  5,147         $ 14,407
   Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                                                         13,626           15,725
         Changes in:
            Accounts receivable                                                                 6,648          (16,027)
            Leases receivable                                                                  (4,410)          17,547
            Inventories                                                                        (1,236)          (8,414)
            Other current assets                                                               (1,733)           4,139
            Accounts payable                                                                   (2,611)           7,721
            Other accrued liabilities                                                           5,519           (2,550)
                                                                                             --------         --------

               Net cash provided by operating activities                                       20,950           32,548
                                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in short-term investments                                                          13,751            8,559
   Investment in property and equipment                                                       (14,447)         (17,793)
   Decrease (increase) in other assets                                                            289           (1,003)
                                                                                             --------         --------

               Net cash used in investing activities                                             (407)         (10,237)
                                                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of common stock                                                                 (19,152)          (2,610)
   Issuance of common stock under stock option and
      stock purchase plans                                                                      6,674            7,437
                                                                                             --------         --------

               Net cash provided by (used in) financing activities                            (12,478)           4,827
                                                                                             --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           394              575
                                                                                             --------         --------

    Net increase in cash and cash equivalents                                                   8,459           27,713

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 28,671           11,184
                                                                                             --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 37,130         $ 38,897
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



NOTE 1 - INTERIM STATEMENTS

      In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company") condensed consolidated financial position as of September 30, 1995 and its condensed consolidated results of operations and cash flows for the periods ended September 30, 1995 and October 1, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995. Certain information reported in the prior year has been reclassified to conform to the 1995 presentation.

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

      As of September 30, 1995, the Securities' gross unrealized holding gain was approximately $46,000. The unrealized holding gain of approximately $30,000, net of the tax effect, was reported as a separate component of stockholders' equity. During the nine months ended September 30, 1995, the Company sold certain of its available-for-sale securities for approximately $1.7 million. The Company sold these Securities for approximately original cost.


NOTE 3 - INVENTORIES

      The components of inventories were as follows (in thousands):


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1995          1994
                                             ------------------------------

           Raw materials                        $26,896       $29,552
           Work-in-process                        6,263         3,783
           Finished goods                        18,254        16,591
                                                -------       -------

           Total inventories                    $51,413       $49,926
                                                =======       =======

NOTE 4 - LEGAL CONTINGENCIES

   On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs sought damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. In September 1995, the parties agreed in principal to settle the pending litigation, subject to the Court's approval. The proposed settlement would not have a material adverse effect on the Company's financial condition.

       On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million. The Company intends to defend this suit vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.


NOTE 5 - COMMON STOCK

The earnings per share were calculated using the modified treasury stock method.

________________________________________________________________________________

________________________________________________________________________________


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales for the quarter ended September 30, 1995, were $75.4 million compared to $86.4 million in the quarter ended October 1, 1994. For the first nine months of 1995, net sales were $245.3 million, representing a decrease of 8.2% from $267.2 million in the first nine months of 1994. The decrease in revenue in both periods was primarily a result of a decrease in domestic product revenue. Worldwide service revenue increased 7.5% to $20.4 million from $19.0 million in the quarter ended October 1, 1994 and increased 7.6% to $59.8 million from $55.6 million for the first nine months of 1994. The increase was primarily due to growing service contract revenue from a larger base of installed systems. International revenue increased to $88.0 million during the first nine months of 1995, totalling 35.9% of the Company's sales as compared to $82.6 million or 30.9% in the comparable 1994 nine-month period.

      The trends of health-care-provider consolidation, medical cost containment, and intense competitive pressures which existed in 1994 are continuing in 1995. The U.S. government is in the process of reforming Medicare. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market. Although portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is temporary or permanent.

      The gross profit for the third quarter of 1995 was 53.1% of net sales compared to 57.1% in the third quarter of 1994. For the nine months ended September 30, 1995, gross profit was 53.9% of net sales compared to 56.8% in the first nine months of 1994. The percentage change was primarily a reflection of reduced product prices and of lower production volume, partially offset by improvement in service margins.

      In anticipation of lower shipments in the third quarter of 1995, the Company operated on a reduced work schedule of four days per week throughout the quarter. The shortened schedule contributed to reduced expenses in the quarter, as described below. The Company has returned to a full work week in the fourth quarter.

      Selling, general and administrative costs were $22.5 million or 29.8% of net sales in the quarter ended September 30, 1995, as compared to $27.0 million or 31.2% of net sales in the prior year's period. For the nine months ended September 30, 1995, selling, general and administrative expenses were $77.0 million or 31.4% of net sales compared to $79.2 million or 29.6% of net sales in the first nine months of 1994. The expense decrease in the third quarter was primarily the result of the reduction of spending associated with the shutdown, lower revenues, and seasonal factors partially offset by the higher international expenses due to the relative weakness of the dollar. For the nine month period, spending decreased primarily as a result of the decreases discussed above offset by an increase in international spending associated with the significant growth in international business.

      Product development costs in the third quarter of 1995 totalled $15.8 million or 21.0% of net sales, compared to $18.5 million or 21.4% of net sales in the third quarter of 1994. For the nine months ended September 30, 1995, product development costs were $50.8 million or 20.7% of net sales compared to $54.3 million or 20.3% of net sales in the first nine months of 1994. Product development spending declined as a result of planned reduction in research and development programs, plus the impacts in the third quarter of the reduced work schedule.

      The provision for income taxes was $0.8 million in the third quarter of 1995 versus $0.9 million in the third quarter of 1994. For the nine months ended September 30, 1995, the tax provision was $2.1 million versus $6.7 million in 1994 primarily due to the effects of the current mix of income between domestic and international operations and generally lower income levels in the current year. The effective tax rate for the nine months ended September 30, 1995 decreased to 29.0% from 31.6% in the same period of the prior year.

________________________________________________________________________________


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and short-term investments balance has decreased $5.3 million during the nine months ended September 30, 1995 to $61.8 million. During the nine months ended September 30, 1995, the Company generated $21.0 million in cash from operations, as compared to 1994 when operations generated $32.5 million in cash. However, included in the 1994 total was $21.6 million generated from the sale of the Company's lease portfolio. The Company's investing and financing activities for the nine months ended September 30, 1995 have used $12.9 million, including the use of $19.2 million for share repurchases. Also, included in the financing activities was $6.7 million raised through employee participation in the Company's stock option and stock purchase plans, compared to $7.4 million during the first nine months of 1994.

      In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the third quarter 1995 the Company repurchased 268,200 shares. As of September 30, 1995, the Company had repurchased a total of 1,961,700 shares toward the Board authorization and there were 27,937,549 shares of Acuson common stock outstanding.

      At September 30, 1995, the Company's working capital totalled $127.7 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility. There were no draws on this line of credit during the third quarter.

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

________________________________________________________________________________

________________________________________________________________________________
PART II

ITEM 1
LEGAL PROCEEDINGS

   On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs sought damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. In September 1995, the parties agreed in principal to settle the pending litigation, subject to the Court's approval. The proposed settlement would not have a material adverse effect on the Company's financial condition.

    On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million. The Company intends to defend this suit vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition.

________________________________________________________________________________
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits
         --------

           27.1     Financial Data Schedule

      b) Reports on Form 8-K
         -------------------

           The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.
________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACUSON CORPORATION
                                          (Registrant)

November 14, 1995                By  /s/ Stephen T. Johnson
                                    --------------------------------------------
                                       Stephen T. Johnson
                                       Vice President, Chief Financial
                                       Officer and Treasurer
                                       (duly authorized Officer and Principal
                                       Financial and Accounting Officer)