Form 10-K405
period 1995-12-31
ACUSON CORP
filed 1996-03-29
CIK 717014

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended  DECEMBER 31, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

 For the transition period from ____________ to ____________

                        Commission file number  0-14953
                                                -------

                               ACUSON CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   94-2784998
----------------------------                ---------------------------------
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

          Securities registered pursuant to Section 12(b) of the Act:


 Title of Each Class     Name of Each Exchange on Which Registered
----------------------   -----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's voting stock held by non-affiliates on March 1, 1996 (based upon the NYSE closing price on such date) was approximately $300,060,000.

  As of March 1, 1996, there were 27,315,671 shares of the Registrant's Common Stock outstanding.

PART I
ITEM 1
BUSINESS


GENERAL BUSINESS

Acuson Corporation ("Acuson" or the "Company") was incorporated in the State of Delaware in 1981. The Company designs, manufactures and markets premium quality medical diagnostic ultrasound imaging systems and image management products.
Set forth below is a description of the Company's business. This description includes forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Investment Risks" section set forth below as well as in the sections entitled "Competition" and "Government Regulation" below.

The Company believes its systems provide superior diagnostic performance, versatility, upgradability and reliability and can enable the physician to make earlier, more accurate and/or more confident diagnoses. The Company focuses its efforts on the following major hospital-grade ultrasound market segments:

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

   INTERNATIONAL. Acuson began its international efforts in 1984 with the establishment of its first international sales subsidiary. The Company distributes its products in most of the developed world through fourteen direct international sales subsidiaries and a number of foreign distributors. International markets include the same range of clinical ultrasound applications as the domestic market.

Acuson's products are based on specialized hardware, software and transducer technologies which the Company considers to be proprietary. Acuson's hybrid analog/digital computer systems are specially designed and produced by the Company to electronically form high resolution, real-time ultrasound images under software control. These systems utilize a variety of application-specific transducers, almost all of which are designed and fabricated by the Company, to send and receive ultrasound beams with superior precision.

Acuson introduced its first generation system, the Acuson(R) 128, in 1983, and sold more than 4,000 of these systems during the next seven years. Over the life of the Acuson 128, the system grew to support many additional new ultrasound modes, transducers and other capabilities.

Acuson's second generation system, the Acuson 128XP(TM), was introduced in July 1990. A more configurable system than the original Acuson 128, the 128XP provides a greater number of application-specific configurations for a broader range of clinical uses. This greater flexibility has allowed the Company to address a wider spectrum of clinical specialties and pricing segments in both the international and domestic ultrasound markets.

During 1995, Acuson introduced ART/TCR, an enhancement to the Company's Acoustic Response Technology (ART). Tissue Contrast Resolution (TCR) allows users to more easily see subtle differences in tissue textures and densities, and provides improved image quality across a range of transducer types and clinical applications. ART/TCR is available on new Acuson systems or as a field-upgradable option for existing Acuson customers. Also during 1995, the Company introduced the Acuson 128XP/4(TM) Advanced system. This new version of the mid-range 128XP/4 system includes improved imaging, color Doppler, and shared service capabilities.

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


ULTRASOUND TECHNOLOGIES

The Company believes there are currently a number of system technologies and display formats, including those used by the Company, that are factors in the market for hospital and clinic grade systems, such as:

   SYSTEM TECHNOLOGY. In the late 1970's, moving ultrasound images were first created by the use of "mechanical sector" technology. This type of technology uses motors to mechanically rotate or vibrate the transducer elements, sweeping the ultrasound lines as a result of the rotation or vibration. A further development of this technology, designed to improve image quality, is the "annular array," a mechanical sector transducer with a number of concentric transducer elements.

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

   All-electronic ultrasound designs are optimal for spectral and color Doppler, and can offer newer imaging formats such as Vector(R) array, linear array and curved array. All-electronic transducers are by far the most frequently used for high performance ultrasound applications involving Doppler and color Doppler imaging. While some systems still utilize motor driven transducers, or a combination of motor driven and all-electronic transducers, all of Acuson's transducers are all-electronic.

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

          SECTOR ARRAY This format produces a pie-shaped image which is narrow at the skin line and wider as it goes deeper into the body. Implemented properly, sector transducers are capable of high resolution imaging. However, because their field of view is so narrow near the skin line, sector format transducers have a limited ability to image structures in the near field (i.e., close to the skin's surface). This format can be provided by either mechanical or all-electronic transducers.

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

   ENDOCAVITY TRANSDUCERS. Endocavity transducers are widely used to obtain superior imaging and Doppler examinations through closer access to internal body organs. Endovaginal probes are widely used for Ob/Gyn examinations, while endorectal probes are frequently used to examine the prostate and the rectal wall. Transesophageal probes are used in cardiology to examine the heart, and also are used to monitor the heart during surgical procedures.

FREQUENCIES. Ultrasound systems typically offer a number of single center-frequency transducers at different frequency levels. Higher frequency transducers can offer greater resolution than lower frequency transducers, but cannot image as deeply into the body. In general, therefore, in selecting transducers there is a tradeoff between depth of penetration and image resolution.

In actual clinical practice, the clinician, when beginning an examination, will often select the highest frequency transducer that will have the penetration required to perform the entire examination. The penetration required is somewhat unpredictable, and clinicians find it time consuming and inconvenient to switch transducers. As a result, portions of examinations may be performed at different frequencies than might be actually desirable.

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

       COLOR DOPPLER. Color Doppler superimposes a color-encoded representation of blood flow on the anatomical black and white ultrasound image formed by B-mode. Blood flow toward the transducer is presented as one color (e.g., red) and flow away from the transducer is presented as another color (e.g., blue). As a result, color Doppler allows a physician to visualize blood flow throughout the field of interest, instead of just at a single point as is the case for spectral Doppler.

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


ACUSON'S TECHNOLOGY

Acuson's technology is based on a hybrid analog/digital computer architecture specially designed and manufactured by the Company to accommodate the requirements of real-time ultrasound image formation. This basic computer architecture was utilized in the Acuson 128 system and also formed the basis for the Company's second generation system, the 128XP.

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

Acuson's 128XP systems can operate in all major high resolution imaging formats, which include sector, Vector array, linear array, tightly curved array and high performance curved array. The Company's systems also can provide all of the major operating modes, which include B-mode, spectral Doppler and color Doppler. The Company sells approximately 30 different transducers offering a variety of frequencies, formats and operating modes.

A key element of the Company's computer architecture is Acuson's Dynamic Computed Lens System(TM), which performs proprietary image formation operations on the signals from the system's 128 separate transmit/receive channels. The Acuson Dynamic Computed Lens System electronically focuses at each point of the field of view in every frame, electronically optimizes the lens aperture at each focal point, and substantially filters out certain stray reflected sound captured by more conventional systems, often allowing better contrast resolution. All of these functions are performed automatically without any operator intervention in creating up to 50 or more images per second.

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

The Acuson 128XP system includes a number of important technologies and system capabilities, such as the following:

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

   MULTIHERTZ(R) frequency selectable imaging gives, on a single transducer, the ability to switch between two or three frequencies for both grayscale and color Doppler imaging, simply by pushing a button. Because it makes accessing a higher frequency so convenient, Acuson believes that its MultiHertz technology makes high frequency imaging more practical across a broad range of examinations. Acuson accomplishes MultiHertz imaging through a combination of proprietary hardware, software and transducer technologies.

   B-COLOR IMAGING is a mode that maps B-mode information in color. Because humans can perceive more different colors than they can perceive different shades of gray, B-color imaging increases the amount of diagnostic information a clinician can perceive from the wide dynamic range of an Acuson B-mode image.

   In 1993, Acuson introduced ACOUSTIC RESPONSE TECHNOLOGY (ART) as an available upgrade to the 128XP Platform. ART incorporated new image processing techniques that increase the amount of imaging and Doppler information that the system provides. In 1995, Acuson introduced ART/TCR (Tissue Contrast Resolution), a further enhancement of ART-capable systems.

Acuson attempts to protect technologies that it views as proprietary through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company also relies substantially on its unpatented proprietary know-how. See "Investment Risks - Patents and Proprietary Technology" for a detailed discussion as well as certain risk factors.


ACUSON'S PRODUCTS

Acuson offers a variety of product configurations, all of which are based on the Acuson 128XP system. Several basic mainframe platforms may be tailored for cardiovascular, radiology, peripheral vascular and Ob/Gyn ultrasound applications by combining various transducers, options such as spectral Doppler and color Doppler, and software packages.

The Acuson 128 system was introduced for radiology applications in 1983. The introduction of the Acuson 128XP in 1990 further expanded Acuson's radiology capabilities. In general, the 128XP system is more configurable than was the Acuson 128 system and thus can address a wider market price range than the previous system. The XP/4, a color Doppler-capable system and the Company's most basic radiology configuration, currently sells for a list price of approximately $100,000. A typical 128XP/10(TM) color Doppler radiology system configuration, including optional software and transducers, may have a list price of $170,000 to $200,000.

Acuson introduced the Acuson 128 system for cardiovascular applications in 1988 and followed with the 128XP in 1990. A basic cardiovascular system configuration sells for a list price of approximately $120,000 and consists of the Acuson 128XP with special cardiology applications software, plus one cardiac transducer and spectral Doppler. A typical 128XP/10 color Doppler cardiology configuration, when it includes an option supporting vascular examinations, may have a list price of $150,000 to $170,000.

The diagnostic capabilities provided on the 128XP are available in addition to all of the extensive clinical capabilities that were available on the previous Acuson 128 system. These capabilities also can be added to existing Acuson 128 systems through Performance Option Packages.

The AEGIS(R) system, introduced by Acuson in October 1992, provides significant new capabilities for managing and storing ultrasound images and for preserving the quality of the images' diagnostic information. By computerizing ultrasound image and data handling, the AEGIS system can also increase the productivity of existing ultrasound instruments, reducing overall hospital costs in addition to improving patient care. By the end of 1995, more than 70 AEGIS networks had been installed at customer sites in North America.


MARKETING AND SALES

The Company sells its products primarily to hospitals, private and governmental institutions and health care agencies, medical equipment distributors and doctors' offices. The Company and its subsidiaries employ their own full-time sales, service and applications staff in North America, selected European countries, Australia and Japan. Acuson sells through independent distributors in other European countries, Asia, South America, South Africa and the Middle East.

See Note 10 of Notes to Consolidated Financial Statements contained in Item 8 for a summary of operations by geographic region.

The sales process for ultrasound systems typically requires six to eighteen months between initial customer contact and placement of an order. On-site demonstrations are often part of the customer's evaluation process, and customers frequently make side-by-side comparisons of performance and other features of competing systems. Acuson employs a staff of applications personnel who operate the system during sales demonstrations and who also train physicians and ultrasound technicians on the use of the system after delivery.

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

Service was 24.6% of total net sales in 1995. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See also "Investment Risks - Service" below for certain risk factors related to the Company's service business.


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

The Company's ultrasound equipment competes with systems offered by a number of companies and their affiliates abroad, including Advanced Technology Laboratories, Inc., Aloka Co., Ltd., Diasonics, Inc. (a subsidiary of Elbit, Ltd.), General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Philips Ultrasound, Inc., Siemens Medical Systems, Inc. and Toshiba Medical Systems, Inc. Most of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. The products offered to date by these competitors in some cases include features and capabilities not currently offered by Acuson and in some cases are substantially less expensive than Acuson's products. See "Investment Risks - Competition" below.

Ultrasound units are generally among the least expensive of modalities such as conventional X-ray, computed tomography, magnetic resonance imaging and diagnostic ultrasound imaging. In addition, in certain applications, ultrasound offers capabilities that make it the modality of choice regardless of cost.

However, no assurance can be given that such price and/or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding. See "Investment Risks - Ultrasound Market Changes" below.


PRODUCT DEVELOPMENT

Acuson believes that a continued flow of new products is of great importance to its success. Since Acuson's founding, virtually all product development has taken place at the Company's headquarters in Mountain View, California. The Company spent $58.3 million, $70.8 million and $66.4 million on product development in 1993, 1994 and 1995, respectively. Product development is subject to certain risk factors. See "Investment Risks - New Products" below.

GOVERNMENT REGULATION

As a manufacturer of medical devices, Acuson is subject to various regulations of the United States Food and Drug Administration (the "FDA") and of the California Department of Health Services, including marketing clearance or approval of the Company's products by the FDA. The process of obtaining such clearances or approvals to market products can be time consuming, lengthy, uncertain and expensive and can delay the marketing and sale of the Company's products. The review of a premarket approval ("PMA") application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA has recently been more rigorous in its 510(k) clearance process. See "Investment Risks - Regulation by Government Agencies" below.

Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has proposed changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA and the State of California, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

The Federal government regulates reimbursement for diagnostic examinations furnished to Medicare beneficiaries, including related physician services and capital equipment acquisition costs. For example, Medicare reimbursement for operating costs for ultrasound examinations performed on hospital inpatients generally is set under the Medicare prospective payment system ("PPS") diagnosis-related group ("DRG") regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status.

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

For certain hospital outpatient services, including ultrasound examinations, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount, 42 percent of which is based on the hospital's reasonable costs and 58 percent of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. For the fiscal years 1991 through 1998 (beginning October 1, 1990), reimbursement for the cost portion of the blend is reduced by 5.8 percent. Capital acquisition costs for services furnished to hospital outpatients are currently reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital.

Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. On January 1, 1992, Medicare began to phase in over a five-year period a new system that reimburses all physicians based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale."

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of Federal law and regulations. The Clinton Administration and Congress currently are considering significant revisions to the Medicaid program that would allow states more control over coverage and payment issues. At this time whether such changes will be enacted into law and, if so, what the impact would be on Medicaid payment for diagnostic services is uncertain.

As part of the Omnibus Budget Reconciliation Act of 1993, Congress enacted provisions, effective January 1, 1995, which prohibit physicians from referring Medicare or Medicaid patients to any entity in which the physician or a family member has an ownership or compensation relationship if the referral is for any of a list of "designated health services", which includes ultrasound services. Regulations implementing these statutory provisions have not been published. These prohibitions, and similar prohibitions in some state laws, may result in lower utilization of certain procedures, including ultrasound.

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


MANUFACTURING

The Company primarily manufactures its products at its Mountain View, California facility. Fabrication of most transducers is performed in-house in order to safeguard the Company's proprietary technology. In October 1994, Acuson acquired Sound Technology Incorporated ("STI"), a transducer manufacturer located in State College, Pennsylvania. STI provides complementary technical capabilities to the Company's established Transducer Division. For other sub-assemblies, the Company generally subcontracts the assembly or fabrication to outside vendors and in addition produces some components at its own facility in Canoga Park, California. Sub-assemblies are produced according to the Company's designs or specifications. The Company performs assembly, testing and quality assurance at various stages of completion.

Component parts and microprocessors for the Company's products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply. See "Investment Risks
- Manufacturing" below.

The Company builds units to a marketing forecast that is updated periodically and utilizes a commercially available computer system for manufacturing, accounting, and sales order processing. Because it builds to forecast, the Company does not consider its backlog a significant indicator of business levels.


EMPLOYEES

As of December 31, 1995, the Company had 1,672 full-time employees. The Company considers its relations with its employees to be good.


INVESTMENT RISKS

In evaluating and understanding Acuson's business and financial prospects and the potential success of any Acuson product, and in evaluating any forward-looking statement contained in this document or otherwise, prospective investors and shareholders should carefully consider the factors set forth below.

NEW PRODUCTS. Acuson believes that a continued flow of new products is of great importance to its success. The Company has spent an average of 16.7% of its revenue on research and development over the last five years, and has a number of new products under development at any time. However, the Company cannot accurately predict when new products will be developed and available for sale. In addition, the Company may be unable to complete new product development in a timely manner, and some new product development programs may not be completed at all. Further, any new product developed and introduced by the Company may not be successful in the marketplace. In addition, the anticipation or introduction of new products may adversely impact orders for and shipments of existing products, as customers delay submitting new orders or delay delivery dates of existing orders while they await or evaluate new products. Also, when a new product is introduced, customers may potentially cancel orders in the backlog. Finally, to the extent that the Company has inventory for products not yet introduced, the Company may be required to write off the value of that inventory if the product is in fact not introduced.

COMPETITION. Diagnostic ultrasound is a well-established field in which there are a number of competitors. The Company competes with several companies and their affiliates such as Advanced Technology Laboratories, Inc. (ATL), Aloka Co., Ltd., Diasonics, Inc. (a subsidiary of Elbit, Ltd.), General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Philips Ultrasound, Inc., Siemens Medical Systems, Inc., and Toshiba Medical Systems, Inc., most of which have significantly greater financial and other resources. In addition, most of these companies compete in more medical imaging and other market segments and countries than the Company. The products offered to date by these competitors in some cases include features and capabilities not currently offered by the Company and in some cases are substantially less expensive than the Company's products.

Market success in diagnostic ultrasound is heavily dependent on the purchaser's evaluation of the system's diagnostic value, ease of use and safety. Any established or new ultrasound company may introduce a system or upgrades to an existing system that is equal to or superior to the Company's products in quality or performance and no assurance can be given that the Company's products will remain competitive with existing or future products. If a competitor introduces a new product, customers may delay submitting new orders to the Company and may cancel orders in the backlog. Further, recently ATL received premarket approval (PMA) from the United States Food and Drug Administration
(FDA) for a particular claim relating to its system for use in breast imaging. While the FDA's approval is not an indication that ATL's product is superior for any application, the granting of the PMA means that only ATL may promote its product for that application. The PMA may adversely impact Acuson's sales of systems for breast imaging.

ULTRASOUND MARKET CHANGES. Ultrasound is generally among the least expensive of modalities such as conventional X-ray, computed tomography, magnetic resonance imaging and diagnostic ultrasound imaging. In addition, in certain applications, ultrasound offers capabilities that make it the modality of choice regardless of cost. However, these price and/or performance advantages may not continue in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding.

The trends of health care provider consolidation, medical cost containment, and intense competitive pressures are continuing in the market. These factors have put increased pressures on ultrasound system pricing and have required the Company to introduce lower priced configurations of its systems. These factors have contributed to the decline in the Company's gross margins over the last several years. For example, the Company's gross margins have declined from 61.3% in 1990 to 53.5% in 1995. Further, the US government is considering Medicare reforms. The Company believes that future revenues and profitability will continue to be impacted by these uncertainties, especially in the domestic markets. Although some portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is temporary or permanent.

PATENTS AND PROPRIETARY TECHNOLOGY. Acuson attempts to protect technologies that it views as proprietary through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company owns or has rights to greater than fifteen U.S. and international patents, covering certain aspects of its systems, and it has several patent applications pending. No assurances can be given as to the breadth or degree of protection patents, copyrights, trademarks or trade secrets will afford the Company.

The Company's competitors also rely on patents to protect their technology, and numerous physicians, universities and other individuals or entities in the ultrasound field are patenting many ultrasound inventions. The Company has from time to time received notices from such competitors and other entities or individuals that the Company may need a license to one or more of their patents in order to continue to sell its products. Such a competitor, individual, or entity may have, or may be granted, a patent to which the Company must obtain a license if it wishes to market and sell any one or more of its products. To date, patent disputes involving the Company have ultimately been resolved through licensing arrangements, sometimes involving the payment of royalties by the Company. There can be no assurance that the Company will be able to obtain a license to any patent (if so required) or that such a license will be available on reasonable financial or other terms.

The Company also relies heavily on its unpatented proprietary know-how. No assurance can be given that others will not be able to develop substantially equivalent proprietary information to the Company's, or otherwise obtain access to the Company's know-how.

REGULATION BY GOVERNMENT AGENCIES. As a manufacturer of medical devices, Acuson is subject to various regulations of the United States Food and Drug Administration (the "FDA") and of the California Department of Health Services, including marketing clearance or approval of the Company's products by the FDA. The process of obtaining such clearances or approvals can be time consuming, lengthy, and expensive and there can be no assurance that the necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. In fact, the Company believes that the time it takes to obtain clearance for new products has increased and the FDA has recently been more rigorous in its 510(k) clearance process.

Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has proposed changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA and the State of California, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

Federal and state regulations also govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical examinations of certain patients. Changes in current policies could impact reimbursement for the purchase and/or operation of the Company's equipment by such providers and thereby adversely affect future sales of the Company's products. In particular, the Clinton Administration and the Congress are debating and considering various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including the Company's products.

In addition to the Federal laws described above, there are state laws and regulations regarding the manufacture and sale of health care products and diagnostic devices, and reimbursement for such products and their use. These laws and regulations also are subject to future changes whose impact cannot be projected.

EMPLOYEES. Acuson believes that its continued success and future growth will depend on, among other factors, its ability to continue to attract and retain skilled employees. The loss of a significant number of employees could adversely affect its business, most significantly by delaying the development of new products. The job market in the Silicon Valley area is very competitive, especially for skilled electrical and software engineers. There can be no assurance that the Company will be able to retain or hire key employees.

MANUFACTURING. Component parts and microprocessors for the Company's products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply, and disruption or termination of those sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes that it could ultimately develop alternate sources for all such items, but that sales could be lost or deferred as a result of doing so.

SERVICE. Approximately 24.6% of the Company's 1995 revenues were derived from the Company's service activities, including the sales of service contracts and time and material services. Increasing cost containment pressures in the market have adversely impacted the number of customers purchasing service contracts, but this impact has been offset by the Company's increased installed base and an increase in time and material services. The Company believes that the trend away from service contracts will continue and there can be no assurance that the Company will be able to continue to maintain its current levels of service contract revenue. In addition, the introduction of new products by the Company could reduce the sale of service contracts and options to the installed base.

INTERNATIONAL OPERATIONS AND INTERNATIONAL RECEIVABLES. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. In Italy the amount of receivables exceeds $9,000,000 and in Brazil and China, the amount of receivables exceeds $4,000,000 each. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries. The Company enters into foreign currency exchange contracts as described in Note 2 to its Consolidated Financial Statements for the year ended December 31, 1995 and does not believe it has significant risk from changes in exchange rates.


Acuson, AEGIS, MultiHertz, Vector, XP and the XP logo are registered trademarks of Acuson Corporation. 128XP, 128XP/4, 128XP/10, and Dynamic Computed Lens System are trademarks of Acuson Corporation.

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

ITEM 4A

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The directors and executive officers of the Company and their ages as of March 31, 1996 are as follows:


NAME                            AGE   POSITION
----                            ---   --------
Samuel H. Maslak                 47   Chairman of the Board and Chief Executive
                                      Officer
Robert J. Gallagher              52   President, Chief Operating Officer and
                                      Director
Royce Diener                     78   Director
Albert L. Greene                 46   Director
Karl H. Johannsmeier             67   Director
Alan C. Mendelson                48   Director
Daniel R. Dugan                  41   Senior Vice President, Worldwide Sales,
                                      Service and Marketing
Judith A. Heyboer                46   Senior Vice President
Bradford C. Anker                50   Vice President, Manufacturing
Charles H. Dearborn              43   Vice President, Secretary and General
                                      Counsel
Stephen T. Johnson               52   Vice President, Chief Financial Officer
                                      and Treasurer
L. Thomas Morse                  52   Vice President, Corporate Controller
William C. Varley                46   Vice President, Cardiology Business
                                      Operations

SAMUEL H. MASLAK co-founded the Company in September 1981, was Chief Executive Officer and a director from that date. He was President of the Company from September 1981 until May 1995. He was appointed Chairman of the Board in May 1995.

ROBERT J. GALLAGHER joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991, Chief Operating Officer in January 1994 and was elected a director and President of the Company in May 1995.

ROYCE DIENER became a director of the Company in October 1985. From 1975 to 1979, Mr. Diener served as President and Chief Executive Officer of American Medical International, Inc., a hospital management company ("AMI"). From 1979 to 1985, he was Chairman of the Board and Chief Executive Officer of AMI, and he continued as Chairman of the Board until 1987 and as a director until November 1989. He is now Retired Chairman of the Board of AMI. He is a director of American Health Properties, Inc. and a member of the Board of Advisors for Advance Technology Venture Fund II, which is registered as an investment company under the Investment Company Act of 1940.

ALBERT L. GREENE became a director of the Company in March 1995. Mr. Greene has served as the President and Chief Executive Officer of Alta Bates Medical Center in Berkeley, California since 1990 and is a member of the American College of Healthcare Executives, the American Hospital Association, the Alta Bates Medical Center Board of Trustees, the Alta Bates Health System Board of Directors, and other hospital associations.

KARL H. JOHANNSMEIER served as a director of the Company from September 1981 to May 1994 and has also served as a director from March 1995 to the present. He founded Optimetrix Corporation, a semiconductor processing equipment company, where he served as President and Chief Executive Officer from 1976 to 1981 and as Chairman of the Board of Directors from 1976 to 1984. Optimetrix Corporation was acquired by Eaton Corporation in 1982. Mr. Johannsmeier has been a private investor over the last twenty years.

ALAN C. MENDELSON became a director of the Company in March 1995. Mr. Mendelson has been a partner in the law firm of Cooley Godward Castro Huddleson Tatum since January 1980 and served as Managing Partner of its Palo Alto office between May 1990 and March 1995. Mr. Mendelson also served as Secretary and Acting General Counsel of Amgen Inc., a biopharmaceutical company, from April 1990 through March 1991 and has served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, since November 1995. Mr. Mendelson is also a director of Isis Pharmaceuticals, Inc., a biopharmaceutical company, CoCensys, Inc., a biopharmaceutical company, and Elexsys International, Inc., a manufacturer of interconnect products used in advanced electronic equipment.

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

STEPHEN T. JOHNSON joined the Company in February 1986 as Treasurer and became Vice President, Treasurer in March 1989. In January 1994, he became Chief Financial Officer.

L. THOMAS MORSE joined the Company in July 1983 and has served as Corporate Controller since that date. He was elected an officer of the Company in March 1989 and Vice President, Corporate Controller in February 1991.

WILLIAM C. VARLEY joined Acuson in August 1988 as Cardiology Marketing Manager, became Director of Marketing in January 1989, Vice President, Marketing in March 1991 and Vice President, Cardiology Business Operations in June 1994.

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Acuson's Common Stock, par value $.0001, trades on the New York Stock Exchange under the symbol ACN. The following table sets forth the high and low closing sales price on the New York Stock Exchange for 1995 and 1994.



                          1995         HIGH     LOW
                     --------------------------------
                     1st Quarter      $16.63   $11.38
                     2nd Quarter       12.38    10.88
                     3rd Quarter       13.88    11.50
                     4th Quarter       13.38    10.75

                     1994              HIGH     LOW
                     --------------------------------
                     1st Quarter      $13.25   $11.38
                     2nd Quarter       15.25    12.13
                     3rd Quarter       16.25    11.63
                     4th Quarter       18.38    14.88


The approximate number of shareholders of record of the Company's Common Stock as of December 31, 1995 was 1,699.

Acuson has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA



Year Ended December 31,
(In thousands, except per share amounts)     1995       1994       1993       1992       1991
-----------------------------------------------------------------------------------------------
Consolidated Statements of Operations
 Data:
  Net sales                                $328,922   $350,484   $295,289   $342,832   $336,275
  Net income                                  7,055     18,267      3,711     36,806     58,522

Earnings Per Share:
  Net income                                  $0.25      $0.62      $0.13      $1.08      $1.59
  Weighted average common and
    common equivalent shares
    outstanding                              28,237     29,382     28,934     34,283     36,886

Consolidated Balance Sheet Data:
   Working capital                         $121,410   $138,336   $113,502   $131,728   $223,557
   Total assets                             295,853    304,638    271,081    278,557    336,141
   Stockholders' equity                     195,997    207,785    183,261    201,146    272,362


ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the consolidated statements of operations as percentages of total net sales and the percentage change of each such item from the comparable prior period.

                                                                         Percentage Change
                                                                          1995       1994
                                            Percentage of Net Sales       vs.        vs.
Year Ended December 31,                     1995      1994      1993      1994       1993
------------------------------------------------------------------------------------------
Net sales
 Product                                     75.4%     78.7%    77.5%     (10.1)%     20.6%
 Service                                     24.6      21.3     22.5        8.5       12.3
                                            -----     -----    -----
     Total net sales                        100.0     100.0    100.0       (6.2)      18.7
                                            -----     -----    -----
Cost of sales
 Product                                     35.6      33.2     30.3        0.7       30.0
 Service                                     10.9      10.2     11.6        0.1        5.1
                                            -----     -----    -----
     Total cost of sales                     46.5      43.4     41.9        0.6       23.1
                                            -----     -----    -----
Gross profit                                 53.5      56.6     58.1      (11.3)      15.5

Operating expenses
 Selling, general and administrative         31.7      30.1     34.6       (1.1)       2.9
 Product development                         20.2      20.2     19.8       (6.2)      21.3
 Restructuring cost                             -         -      4.1          -     (100.0)
                                            -----     -----    -----
     Total operating expenses                51.9      50.3     58.5       (3.1)       2.0
                                            -----     -----    -----
     Income (loss) from operations            1.6       6.3     (0.4)     (76.6)       n/m

Interest income, net                          1.2       1.0      1.6       11.1      (23.6)
                                            -----     -----    -----
     Income before income taxes               2.8       7.3      1.2      (64.5)     645.5

Provision for (benefit from) income
 taxes                                        0.6       2.1     (0.1)     (72.2)       n/m
                                            -----     -----    -----
     Net income                               2.2%      5.2%     1.3%    (61.4)%     392.2%
                                            =====     =====    =====


1995 COMPARED TO 1994

NET SALES in 1995 decreased by 6.2% to $328.9 million from $350.5 million in 1994. Worldwide product revenues in 1995 decreased by $27.9 million from $275.8 million in 1994, a 10.1% decrease. In 1995 the Company experienced decreases in both unit volume and lower average unit selling prices. An increase in unit volume realized in the international market was more than offset by a decrease in the domestic market. The Company's average unit selling price was lower in 1995 as a result of increased sales in the international market, where the Company sold lower priced product configurations and made greater use of international distributors, continued domestic health care provider consolidations, medical cost containment and intense competitive pressures. International revenues increased 9.4% in 1995 to $121.6 million, totalling 37% of the Company's sales as compared to 31.7% in 1994. Total domestic revenues decreased 13.4% to $207.3 million.

The trends of domestic health care provider consolidation, medical cost containment, and intense competition, which impacted the ultrasound market in 1995, are expected to continue into 1996.

Cost of Sales increased as a percentage of net sales to 46.5% for 1995 compared to 43.4% for 1994. The percentage increase in 1995 was primarily a reflection of reduced product prices, increased sales of lower priced product configurations and slightly higher product costs, partially offset by lower service costs as a percentage of sales.

Selling, general and administrative costs were $104.4 million for 1995 compared to $105.5 million for 1994. As a percentage of net sales, these expenses increased to 31.7% in 1995 from 30.1% in 1994. Costs did not decline at the same rate as sales primarily because planned growth in international distribution expense was only partially offset by decreased legal and domestic selling expenses.

Product development spending for 1995 declined to $66.4 million from $70.8 million for 1994. As a percentage of net sales, product development was 20.2% in both 1995 and 1994. The $4.4 million decline in 1995 spending represented a planned reduction in the level of product development.

Provision for income taxes was $2.0 million in 1995 versus $7.3 million in 1994. The Company's overall tax rate decreased to 22.4% in 1995 from 28.5% in 1994. The decline in the rate was due to continuing tax credits coupled with lower pre-tax profits.

Net income was $7.1 million in 1995 compared to $18.3 million in 1994. The decrease was principally the result of a lower volume of sales partially offset by reduced operating expenses.


1994 COMPARED TO 1993

Net sales in 1994 increased by 18.7% to $350.5 million from $295.3 million in 1993. Worldwide product revenues in 1994 increased by $47.0 million from $228.7 million in 1993, a 20.6% increase. Although product unit sales increased, the Company's average unit selling prices were lower in 1994 as a result of an increase in sales of lower priced product configurations and intense competitive pressures. Worldwide service revenues increased by 12.3% to $74.7 million from $66.6 million in 1993, primarily due to growing service contract revenue from a larger base of installed systems. Geographically, international revenues increased 41.5% in 1994 to $111.1 million, totalling 31.7% of the Company's sales as compared to 26.6% in 1993. Total domestic revenues increased 10.4% to $239.3 million.

Uncertainty in the changing U.S. health care environment continued to affect the ultrasound markets in 1994. Although the prospect of legalized health care reform receded at year end, the trends of health care provider consolidation, medical cost containment and intense competition existed throughout the year.

Cost of sales increased as a percentage of net sales to 43.4% for 1994 compared to 41.9% for 1993. The percentage increase in 1994 was primarily a reflection of reduced product prices and increased sales of lower priced product configurations, partially offset by lower service costs as a percentage of sales.

Selling, general and administrative costs were $105.5 million for 1994 compared to $102.6 million for 1993. As a percentage of net sales, these expenses decreased to 30.1% in 1994 from 34.6% in 1993. Costs did not increase at the same rate as sales primarily because of a reduction in legal expenses, reduced advertising spending, and flat domestic sales expense, offset by increased international expenses for additional staff in selected subsidiaries.

Product development spending for 1994 totalled $70.8 million compared to $58.3 million for 1993. As a percentage of net sales, product development was 20.2% in 1994 and 19.8% in 1993. The increase in product development expenditure resulted from the decision to continue to invest in multiple new product programs.

Restructuring cost was a one-time pre-tax charge of $12.0 million taken during the second quarter of 1993. The cost was 4.1% of net sales. The restructuring consisted of a series of planned actions, including a reduction of about 15% of the Company's worldwide work force, the restructuring of facilities and the write-down of certain assets. Substantially all of the $1.1 million restructuring balance that remained at December 31, 1993 was used during 1994. The actual costs of the restructuring were substantially in alignment with original expectations.

Provision for income taxes was $7.3 million in 1994 versus a benefit of $0.3 million in 1993; the prior year's benefit was due primarily to a research and development tax credit and to the mix of income between domestic and international operations. The Company's overall tax rate increased to 28.5% in 1994 from (8.2)% in 1993.

Net income was $18.3 million in 1994 compared to $3.7 million in 1993. The increase was the result of a higher volume of sales and the absence of the restructuring cost in 1994.

Investments In May 1993, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which was effective for fiscal years beginning after December 15, 1993. This statement addresses the accounting for, and reporting of, investments in certain equity securities that have readily determinable fair values and all debt securities. The Company adopted this statement at January 1, 1994. The effect of implementing this statement was not material to the Company's financial statements.


INFLATION

To date, the Company has not experienced any significant effects from inflation.


LIQUIDITY AND CAPITAL RESOURCES

In October 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of the Company's common stock over an unspecified period of time. During 1995, the Company repurchased 2,347,100 shares at a total cost of $28.0 million. As of December 31, 1995, the Company had repurchased 2,714,800 shares towards the 4,000,000 shares authorized at a cumulative cost of $33.4 million. As with all purchases thus far, the Company intends to fund future purchases by utilizing the Company's cash balances.

The Company's cash and short-term investments balance decreased $11.0 million in 1995 while this balance had increased $7.8 million in 1994. The Company generated $26.4 million in cash from operations, as compared to 1994 when operations generated $33.0 million in cash. In 1994 the sale of the Company's lease portfolio generated $21.6 million in cash. The Company's investment activities in property and equipment and in other assets used $17.7 million in 1995 versus $27.4 million in 1994. The cash impact of the Company's common stock repurchase program was $27.3 million in 1995 up from $7.2 million in the prior year. Employee participation in the Company's stock option and stock purchase plans raised $7.0 million in cash in 1995 compared to $9.5 million in 1994.

Net accounts receivable decreased $0.5 million in 1995, to $78.0 million at December 31, 1995, which coincided with a reduction in revenues. Based on average sales during the fourth quarters of 1995 and 1994, days sales outstanding were 84 days and 85 days, respectively. The investment in leases increased by $5.5 million as a result of the continued additions of new leases throughout the year.

Net property and equipment increased by $1.2 million, to $50.2 million, while gross property and equipment balances grew by $15.7 million. The increase was due primarily to increased investment of $8.5 million spent for computers and software and $3.5 million spent to acquire manufacturing and test equipment. The Company continued to upgrade and increase the number of engineering workstations and test equipment for product development.

At December 31, 1995, the Company's working capital totalled $121.4 million, including $56.1 million in cash and short-term investments. The Company also has a revolving unsecured credit facility of $50.0 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility.

Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investment balances, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1996.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December  31,
(In thousands, except per share amounts)     1995       1994       1993
-------------------------------------------------------------------------
NET SALES
    Product                                $247,863   $275,754   $228,721
    Service                                  81,059     74,730     66,568
                                           --------   --------   --------

       Total net sales                      328,922    350,484    295,289
                                           --------   --------   --------

COST OF SALES
    Product                                 117,043    116,233     89,399
    Service                                  35,961     35,931     34,203
                                           --------   --------   --------

       Total cost of sales                  153,004    152,164    123,602
                                           --------   --------   --------

       Gross profit                         175,918    198,320    171,687
                                           --------   --------   --------


OPERATING EXPENSES
    Selling, general and administrative     104,426    105,536    102,587
    Product development                      66,367     70,786     58,336
    Restructuring                                --         --     12,000
                                           --------   --------   --------

       Total operating expenses             170,793    176,322    172,923
                                           --------   --------   --------


       Income (loss) from operations          5,125     21,998     (1,236)

Interest income, net                          3,961      3,566      4,665
                                           --------   --------   --------

       Income before income taxes             9,086     25,564      3,429

Provision for (benefit from) income           2,031      7,297       (282)
 taxes                                     --------   --------   --------

       NET INCOME                          $  7,055   $ 18,267   $  3,711
                                           ========   ========   ========

EARNINGS PER SHARE                            $0.25      $0.62      $0.13
                                           ========   ========   ========

Weighted average common and common
    equivalent shares outstanding            28,237     29,382     28,934
                                           --------   --------   --------


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS


December 31,
(In thousands, except per share amounts)                                                  1995                         1994
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $  46,135                    $  28,671
   Short-term investments                                                                  10,000                       38,421
                                                                                        ---------                    ---------
       Total cash and short-term investments                                               56,135                       67,092
   Accounts receivable, net of allowance for doubtful accounts
     of $2,998 in 1995 and $3,432 in 1994                                                  77,992                       78,534
   Inventories                                                                             50,484                       49,926
   Deferred income taxes                                                                   24,188                       26,127
   Other current assets                                                                    12,467                       13,510
                                                                                        ---------                    ---------
       Total current assets                                                               221,266                      235,189
                                                                                        ---------                    ---------

PROPERTY AND EQUIPMENT, AT COST
   Furniture and fixtures                                                                  14,855                       14,086
   Test equipment                                                                          29,010                       26,797
   Machinery and equipment                                                                 89,871                       78,017
   Leasehold improvements                                                                  23,155                       22,314
                                                                                        ---------                    ---------
                                                                                          156,891                      141,214
     Less: Accumulated depreciation and amortization                                     (106,647)                     (92,217)
                                                                                        ---------                    ---------
       Total property and equipment, net                                                   50,244                       48,997
                                                                                        ---------                    ---------

OTHER ASSETS
   Net investment in leases, net of current portion                                        14,926                       10,618
   Other long-term assets, net                                                              9,417                        9,834
                                                                                        ---------                    ---------

       Total assets                                                                     $ 295,853                    $ 304,638
                                                                                        =========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                      $  16,295                    $ 16,295
  Accrued compensation                                                                     23,800                      22,743
  Deferred revenue                                                                         24,529                      20,871
  Accrued warranty                                                                          4,440                       4,475
  Accrued income taxes                                                                      9,162                      10,355
  Customer deposits                                                                         6,598                       6,774
  Other accrued liabilities                                                                15,032                      15,340
                                                                                        ---------                    --------
       Total current liabilities                                                           99,856                      96,853
                                                                                        ---------                    --------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.0001: authorized, 10,000 shares;
    outstanding, none                                                                          --                          --
  Common stock and additional paid-in capital, common stock par value
    $.0001: authorized, 50,000 shares; outstanding, 27,275 shares in 1995
    and 28,904 shares in 1994                                                              79,702                      79,183
  Cumulative translation adjustment                                                           206                      (1,240)
  Unrealized holding gain (loss) on investment securities                                      37                        (370)
  Retained earnings                                                                       116,052                     130,212
                                                                                        ---------                   ---------
       Total stockholders' equity                                                         195,997                     207,785
                                                                                        ---------                   ---------

       Total liabilities and stockholders' equity                                       $ 295,853                   $ 304,638
                                                                                        =========                   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Cumulative     Unrealized                    Total
                                                   Common Stock           Translation     Holding      Retained    Stockholders'
For the Three Years Ended December 31, 1995    Shares         Amount      Adjustment       Loss        Earnings       Equity
(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                       29,818        $68,816       $(1,481)   $      --         $133,811    $201,146

Exercise of stock options at $0.13 to
    $14.67 per share                                108            394            --           --               --         394
Repurchase of common stock at $11.13 to
    $14.00 per share                             (2,043)        (4,849)           --           --          (21,117)    (25,966)
Issuance of stock under employee
    stock purchase plan at $9.89 to
    $10.95 per share                                396          4,053            --           --               --       4,053
Tax benefit of employee stock
 transactions                                        --            213            --           --               --         213
Translation adjustments                              --             --          (778)          --               --        (778)
Stock option compensation                            --            488            --           --               --         488
Net income                                           --             --            --           --            3,711       3,711
                                                 ------        -------    ----------    ---------    -------------    --------
BALANCE, DECEMBER 31, 1993                       28,279         69,115        (2,259)          --          116,405     183,261

Effect of adoption of accounting
 principle                                           --             --            --          (19)              --         (19)
Exercise of stock options at $0.13 to
    $17.17 per share                                592          5,454            --           --               --       5,454
Repurchase of common stock at $13.13 to
    $16.13 per share                               (368)          (938)           --           --           (4,460)     (5,398)
Issuance of stock under employee
    stock purchase plan at $9.89 to
    $10.20 per share                                401          4,023            --           --               --       4,023
Tax benefit of employee stock
 transactions                                        --          1,529            --           --               --       1,529
Translation adjustments                              --             --         1,019           --               --       1,019
Unrealized holding loss on investment
    securities                                       --             --            --         (351)              --        (351)
Net income                                           --             --            --           --           18,267      18,267
                                                 ------        -------    ----------    ---------    -------------    --------
BALANCE, DECEMBER 31, 1994                       28,904         79,183        (1,240)        (370)         130,212     207,785

Exercise of stock options at $0.40 to
    $13.92 per share                                263          2,186            --           --               --       2,186
Repurchase of common stock at $10.75 to
    $13.88 per share                             (2,347)        (6,785)           --           --          (21,215)    (28,000)
Issuance of stock under employee
    stock purchase plan at $10.52 per
     share                                          455          4,791            --           --               --       4,791
Tax benefit of employee stock
 transactions                                        --            327            --           --               --         327
Translation adjustments                              --             --         1,446           --               --       1,446
Unrealized holding gain on investment
    securities                                       --             --            --          407               --         407
Net income                                           --             --            --           --            7,055       7,055
                                                 ------        -------    ----------    ---------    -------------    --------
BALANCE, DECEMBER 31, 1995                       27,275        $79,702       $   206    $      37         $116,052    $195,997
                                                 ======        =======    ==========    =========    =============    ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,
(In thousands)                               1995        1994        1993
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                            $  7,055    $ 18,267    $  3,711
     Adjustments to reconcile net
      income to net cash provided by
       operating activities:
         Depreciation and amortization       17,315      19,665      21,026
         Provision for losses on
          accounts receivables                 (175)        597         701
         Write-down of assets related
          to the restructuring                   --          --       2,195
         Stock option compensation
          related to the restructuring           --          --         488
         Tax benefit of employee stock
          transactions                          327       1,529         213
         Changes in:
           Accounts receivable                1,510     (15,991)      9,875
           Leases receivable                 (5,503)     12,607      (6,048)
           Inventories                         (331)     (7,598)       (715)
           Deferred income taxes              2,137      (5,370)     (5,853)
           Other current assets               2,507        (442)     (3,261)
           Accounts payable                    (106)      3,580      (1,130)
           Accrued compensation                 943       4,277         951
           Deferred revenue                   3,605       1,664       3,052
           Accrued warranty                     (35)      1,188        (744)
           Accrued income taxes              (1,245)      2,354        (762)
           Customer deposits                   (292)       (896)      3,173
           Other accrued liabilities         (1,354)     (2,442)      4,840
                                           --------    --------    --------

            Net cash provided by operating
             activities                      26,358      32,989      31,712
                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Decrease (increase) in short-term
      investments                            28,634       9,139      (4,140)
     Investment in property and
      equipment                             (18,154)    (23,708)    (14,961)
     Decrease (increase) in other assets        500      (3,778)     (2,783)
                                           --------    --------    --------

            Net cash provided by (used in)
             investing activities            10,980     (18,347)    (21,884)
                                           --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repurchase of common stock             (27,259)     (7,172)    (24,192)
     Issuance of common stock under
      stock option and stock purchase
      plans                                   6,977       9,477       4,447
                                           --------    --------    --------

            Net cash provided by (used in)
             financing activities           (20,282)      2,305     (19,745)
                                           --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                           408         540        (382)
                                           --------    --------    --------

            Net increase (decrease) in
             cash and cash equivalents       17,464      17,487     (10,299)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                        28,671      11,184      21,483
                                           --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR     $ 46,135    $ 28,671    $ 11,184
                                           ========    ========    ========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

Founded in 1981, Acuson Corporation (the "Company") is a United States-based multinational corporation. The Company is a leading manufacturer, worldwide marketer and service provider of medical diagnostic ultrasound systems and image management products. The markets for Acuson products are North America, Europe, Australia, Asia, South America and the Middle East. The Company's products are sold primarily to hospitals, private and governmental institutions, health care agencies, medical equipment distributors and doctors' offices.

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies. The functional currency of Acuson's foreign subsidiaries is the local currency. Acuson translates all assets and liabilities to U.S. dollars at current exchange rates as of the applicable balance sheet date. Sales and expenses are translated at the average exchange rates prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. The results of foreign exchange transactions were immaterial to the Company's financial statements.

Concentration of Credit Risk. The Company provides credit in the form of trade accounts receivable to hospitals, private and governmental institutions, health care agencies, medical equipment distributors and doctors' offices. Acuson products are primarily manufactured at the world headquarters in Mountain View, California, and are sold through a direct sales force in North America, Europe, Australia and Japan, and through distributors in Europe, Asia, South America and the Middle East. The Company does not generally require collateral to support customer receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

Financial Instruments and Credit Risk. The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates. The Company enters into foreign currency exchange contracts, which are derivative financial instruments, to reduce exposure to currency exchange risk. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. Hedging activities do not subject the Company to exchange rate risk as gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged. The Company does not engage in foreign currency speculation nor does it hold or issue financial instruments for trading purposes. Forward contract terms are currently not more than three months. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions.

At December 31, 1995, the Company had forward exchange contracts maturing from January 1996 through February 1996 to sell a net equivalent of approximately $22 million of foreign currencies, of which approximately $6 million are in French francs, $5 million are in Italian lira, and $5 million are in Japanese yen. The carrying value of these contracts approximates their fair market value as of year-end.

Derivatives. The Company's only use of derivative securities is its routine usage of forward contracts to hedge foreign currency exposure.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows as of December 31:

(In thousands)           1995          1994
----------------------------------------------
Raw materials            $26,906      $29,552
Work-in-process            5,981        3,783
Finished goods            17,597       16,591
                         -------      -------
   Total inventories     $50,484      $49,926
                         -------      -------

Property and Equipment. Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture and fixtures                5 years
Test equipment                      3-5 years
Machinery and equipment             3-5 years
Leasehold improvements          Term of lease

Revenue Recognition. Revenues from equipment sales and sales-type leases are generally recognized when the equipment has been shipped and lease contracts, if applicable, have been executed. Estimated costs of installation, which are minimal, are accrued at the time revenue is recognized. Service revenues are recognized ratably over the contractual period or as the services are provided.

Earnings Per Share. Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. The modified treasury stock method was used in computing the earnings per share as the number of shares of common stock obtainable upon exercise of outstanding options in the aggregate exceeded 20% of the number of common shares outstanding at the end of the year. Primary earnings per share is essentially the same as fully diluted earnings per share.

Consolidated Statement of Cash Flows. For purposes of the statement of cash flows, the Company has classified certain short-term investments as cash equivalents if the original maturity of such investments is three months or less. For purposes of the statements of cash flows, the Company classifies cash flows from hedging contracts in the same category as the cash flows from the items being hedged.

Cash paid for income taxes and interest expense was as follows for each of the years ended December 31:


(In thousands)         1995     1994     1993
----------------------------------------------
Income taxes          $1,193   $8,248   $9,517
Interest expense      $   58   $  151   $   56

In conjunction with the repurchase of common stock in 1995 and 1993 (see Note
7), the Company incurred a liability due to the timing of the settlement dates.


(In thousands)                              1995        1994       1993
--------------------------------------------------------------------------
Repurchase of common stock                 $ 28,000    $ 5,398    $ 25,966
Cash paid for repurchase of common stock    (27,259)    (7,172)    (24,192)
                                           --------    -------    --------

 Net cash effect                           $    741    $(1,774)   $  1,774
                                           --------    -------    --------


Reclassifications. Certain information reported in previous years has been reclassified to conform to the 1995 presentation.

NOTE 3.     INVESTMENTS

Under Statement of Financial Accounting Standards No. 115, the Company's investments, which consisted entirely of debt securities, (the "securities"), were classified as available-for-sale. These securities mature at various dates through the year 1997.

As of December 31, 1995, the securities' gross unrealized holding gain was approximately $57,000. The unrealized holding gain of approximately $37,000, net of the tax effect, was reported as a separate component of stockholders' equity. During the year, the Company sold certain of its available-for-sale securities for proceeds of approximately $2.7 million. The Company sold these securities for approximately original cost.

Short-term investments as of December 31, 1995, consist of the following:

                                             Cost           Market Value      Amount at
Marketable Securities                       of Each          at Balance     Which Carried
(In thousands)                               Issue           Sheet Date    in Balance Sheet
-------------------------------------------------------------------------------------------

Municipal securities                         $7,990           $ 8,002          $ 8,002
U.S. Government and agencies                  1,953             1,998            1,998
                                             ------           -------          -------

    Total short-term investments             $9,943           $10,000          $10,000
                                             ------           -------          -------

NOTE 4.  BANK LINE OF CREDIT

As of December 31, 1995, the Company had an unsecured revolving credit agreement for $50 million through March 1997. No compensating balances are required and the full amount is available under this credit facility. No draws on this line of credit were made during the year.

NOTE 5.     NET INVESTMENT IN SALES-TYPE LEASES

The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13. The Company's leasing operations consist of leases of medical equipment which expire over a period of 1 to 6 years. The following lists the components of the net investment in sales-type leases as of December 31, 1995:

(In thousands)                              Amount
--------------------------------------------------
Minimum amounts receivable                 $22,837
Less: Allowance for uncollectibles            (396)
                                           -------
   Net minimum lease payments receivable    22,441
Estimated residual values of leased
 property                                       22
Less: Unearned interest income              (2,686)
                                           -------

   Net investment in leases                 19,777
Less: Current portion (included in
  other current assets)                     (4,851)
                                           -------
   Long-term portion                       $14,926
                                           -------

Minimum amounts receivable under existing leases as of December 31, 1995, were as follows:

(In thousands)                           Amount
------------------------------------------------
1996                                     $ 6,459
1997                                       6,405
1998                                       4,934
1999                                       3,582
2000                                       1,421
Thereafter                                    36
                                         -------

  Total minimum amounts receivable       $22,837
---------------------------------------  -------

The Company sold a portion of its lease portfolio, with recourse, for $3.0 million in 1995 and for $21.6 million in 1994. The maximum recourse liability to the Company for both transactions, is approximately $2.1 million.

NOTE 6.     COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain other equipment under operating lease agreements expiring through May 31, 2002. Future minimum lease payments as of December 31, 1995, were as follows:


(In thousands)                            Amount
------------------------------------------------
1996                                     $10,380
1997                                      10,389
1998                                       9,996
1999                                       9,254
2000                                       7,067
Thereafter                                 7,501
                                         -------

  Total future minimum lease payments    $54,587
                                         -------

Rent expense was approximately $10,689,000, $10,098,000 and $9,414,000 in 1995,
1994 and 1993, respectively.

LEGAL CONTINGENCIES. On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs sought damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. In September 1995, the parties agreed in principal to settle the pending litigation, subject to the Court's approval. The proposed settlement would not have a material adverse effect on the Company's financial condition.

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

NOTE 7.  COMMON STOCK

Common Stock Purchase Rights During 1988, the Company declared a dividend of one common share purchase right for each then outstanding share of common stock. As a result of the Company's 3-for-2 split of its common stock in August 1990, each share of common stock now has associated with it two-thirds of one common share purchase right. In addition, two-thirds of one right will be issued with each future share of common stock issued by the Company before the date the rights become exercisable, or before the rights are redeemed by the Company, or before the rights expire on May 15, 1998. The rights will not be exercisable or transferable apart from the common stock, until 10 days after another person or group of persons acquires 20% of the common stock or commences a tender or exchange offer for at least 20% of the common stock. Each right entitles the holder to purchase from the Company one and one-half shares of common stock at $80 per share, subject to adjustments for dilutive events. In certain circumstances, the right will entitle its holder to purchase a larger number of shares of common stock or stock in an acquiring company. The Board of Directors may redeem the rights, at any time, at $.01 per right, payable in cash, common shares or other consideration. In addition, the Board may also, without consent of the holders of the rights, amend the terms of the rights to lower the threshold for exercisability of the rights.

Stock Option Plans In May 1995, the stockholders approved the Company's 1995 Stock Incentive Plan (the "1995 Plan") which authorizes the issuance of up to 3,500,000 shares of common stock in the form of options, restricted stock grants or bonuses, and stock appreciation rights. In addition, the Company has in effect a 1986 Supplemental Stock Option Plan (the "1986 Plan") and a 1991 Stock Incentive Plan (the "1991 Plan"). The 1986 Plan expires in May 1996. Under the 1995 Plan and the 1991 Plan, incentive and supplemental stock options may be granted to employees, directors and consultants to purchase common stock at a price which is not less than 100% of the market value (or 10% for supplemental stock options) of the shares at the grant date. The options can be granted for periods of up to ten years and are subject to exercise and vesting schedules as determined by the Board of Directors. Options covering 4,223,202 shares were available for future grant at December 31, 1995.

On June 4, 1993, the Board of Directors offered employees holding non-qualified stock options the opportunity of cancelling options in exchange for new options issued at the then current fair market value at the ratio of two new shares for three cancelled shares. Options covering approximately 4,672,000 shares at prices per share ranging from $10.75 to $38.63 were cancelled and options covering approximately 3,116,000 shares were granted at $10.75 per share.

On August 2, 1994, the Board of Directors approved an amendment to outstanding non-qualified stock options that provides in general for accelerated vesting of such options in the event that some person or entity acquires more than 20% of the Company's then outstanding stock without the approval of the Board of Directors.

The following table summarizes option activity for the past three years.


          (In thousands,
      except per share data)          Shares    Price per Share
----------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1992       7,266     $ 0.13 - $38.63
      Granted                          4,499     $10.75 - $14.88
      Exercised                         (108)    $ 0.13 - $14.67
      Expired or cancelled            (4,968)    $ 0.40 - $38.63
                                      ------

OUTSTANDING AT DECEMBER 31, 1993       6,689     $ 0.13 - $37.38
      Granted                            859     $ 1.80 - $17.75
      Exercised                         (592)    $ 0.13 - $17.17
      Expired or cancelled              (299)    $ 0.13 - $37.38
                                      ------

OUTSTANDING AT DECEMBER 31, 1994       6,657     $ 0.40 - $37.38
      Granted                          1,395     $11.00 - $15.75
      Exercised                         (263)    $ 0.40 - $13.92
      Expired or cancelled              (718)    $ 0.40 - $36.38
                                      ------

OUTSTANDING AT DECEMBER 31, 1995       7,071     $ 0.60 - $37.38
                                      ------

At December 31, 1995 there were options for 4,278,196 shares exercisable under these Plans at $0.60 to $37.38 per share.

Employee Stock Purchase Plan During 1993, the Board of Directors amended the Company's 1986 Employee Stock Purchase Plan (the "1986 Purchase Plan") to increase the number of shares which may be issued by 1,250,000 to a total of 2,450,000 shares. Offerings under the 1986 Purchase Plan ended in August 1995. In May 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which authorizes the issuance of up to 2,000,000 shares of common stock, subject to adjustment upon changes in capitalization of the Company. Offerings under the 1995 Purchase Plan commenced in September 1995, and as of December 31, 1995, the Company had reserved 2,000,000 shares of common stock for issuance under the 1995 Purchase Plan. Pursuant to the 1986 Purchase Plan, qualified employees elected to have between 3% and 15% of their salary withheld. The salary so withheld was then used to purchase shares of the Company's common stock at a price not less than 85% of the market value of the stock on the specified dates determined at the commencement of the offering period. The withholding requirements and determination of the stock purchase price under the 1995 Purchase Plan are the same as in the 1986 Purchase Plan.

Common Stock Repurchase Program In 1992, the Board of Directors authorized the repurchase of 8,000,000 shares of the Company's common stock. This program was completed in 1993. On October 26, 1993, the Board of Directors authorized the repurchase of an additional 4,000,000 shares over an unspecified period of time. As of December 31, 1995, the Company had repurchased 2,714,800 shares for an aggregate price of $33.4 million. The difference between the original issue price and the repurchase price has been accounted for as a reduction in retained earnings.


NOTE 8.     INCOME TAXES

Income before provision for income taxes and the components of the provision for income taxes consisted of the following:


Year Ended December 31,                      1995       1994       1993
(In thousands)
------------------------------------------------------------------------
Income (loss) before provision for
 income taxes:
    Domestic                                $6,043    $23,709    $ 7,677
    Foreign                                  2,300      2,086     (2,872)
    Eliminations                               743       (231)    (1,376)
                                            ------    -------    -------
         Total income before provision      $9,086    $25,564    $ 3,429
                                            ------    -------    -------

Provision for income taxes:
    Federal
       Current                              $ (400)   $ 8,812    $ 5,175
       Deferred                                222     (3,567)    (5,605)
                                            ------    -------    -------
                                              (178)     5,245       (430)
                                            ------    -------    -------

    State
       Current                                (166)     1,362      1,102
       Deferred                                621       (748)    (1,217)
                                            ------    -------    -------
                                               455        614       (115)
                                            ------    -------    -------

    Foreign
       Current                               1,924      1,438        263
       Deferred                               (170)        --         --
                                            ------    -------    -------
                                             1,754      1,438        263
                                            ------    -------    -------

         Total provision (benefit)          $2,031    $ 7,297    $  (282)
                                            ------    -------    -------


The provision for income taxes differs from the amounts obtained by applying the Federal statutory rate to income before taxes as follows:

                                             1995       1994      1993
----------------------------------------------------------------------
Federal statutory tax rate                    35.0%      35.0%    35.0%
Research and development tax credits         (18.9)     (13.0)   (67.1)
Foreign subsidiary income                      7.5        1.8     29.4
Non deductible expenses                        6.5        2.1      3.7
Foreign Sales Corp. benefits                  (4.4)      (1.8)    (1.8)
Foreign tax credit                            (3.4)       0.2     (2.7)
State taxes, net of Federal income tax
 benefit                                       3.1        1.6     (7.9)
Other                                         (3.0)       2.6      3.2
                                           -------    -------    -----

  Provision rate                              22.4%      28.5%   (8.2)%
                                           -------    -------    -----

The components of deferred tax assets were as follows:


Year Ended December 31,                       1995       1994
(In thousands)
-------------------------------------------------------------
Reserves not currently deductible          $10,320    $12,779
Inventory amortization                       4,142      5,005
Accruals not currently deductible            4,375      4,959
Vacation accrual                             2,574      2,471
Research and development credit
 carryback                                   4,347      2,629
Depreciation                                 1,546        933
State income tax accruals                   (1,247)    (1,368)
Capitalized asset                              253        620
Other                                          766        698
                                           -------    -------

   Deferred tax assets                     $27,076    $28,726
                                           -------    -------

NOTE 9. DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED FINANCIAL STANDARDS WILL HAVE ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement is effective for financial statements with periods beginning after
December 15, 1995.   The Company anticipates adopting SFAS No. 121 and this
adoption will not have a material effect on the financial statements.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"),"Accounting for Stock-Based Compensation". This statement is effective for financial statements with periods beginning after December 15, 1995. The Company anticipates adopting the disclosure provisions of SFAS No. 123 and this adoption will not have a material effect on the financial statements.

NOTE 10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment: the development, manufacture and sale of medical diagnostic ultrasound imaging systems and image management products. Acuson products are primarily manufactured at the world headquarters in Mountain View, California, and are sold through a direct sales force in North America, Europe, Australia and Japan, and through distributors in Europe, Asia, South America and the Middle East. Sales from domestic operations to subsidiaries are recorded on the basis of arms-length prices established by the Company.

A summary of the Company's operations by geographic area for the three years ended December 31, 1995 is as follows:


                                           From           From         From Other      Total From
                                         Domestic       European         Foreign         Foreign
(In thousands)                          Operations     Operations      Operations      Operations      Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------------------
Sales to                        1995       $249,231        $69,144         $10,547         $79,691         $     --        $328,922
unaffiliated                    1994        279,753         57,928          12,803          70,731               --         350,484
customers                       1993        249,473         38,673           7,143          45,816               --         295,289
-----------------------------------------------------------------------------------------------------------------------------------

Transfers between               1995       $ 43,367        $    --         $    --         $    --         $(43,367)       $     --
  geographic areas              1994         38,432             --              --              --          (38,432)             --
                                1993         27,907             --              --              --          (27,907)             --
-----------------------------------------------------------------------------------------------------------------------------------

Total sales                     1995       $292,598        $69,144         $10,547         $79,691         $(43,367)       $328,922
                                1994        318,185         57,928          12,803          70,731          (38,432)        350,484
                                1993        277,380         38,673           7,143          45,816          (27,907)        295,289
-----------------------------------------------------------------------------------------------------------------------------------

Operating income                1995       $  2,775        $ 2,961         $(1,354)        $ 1,607         $    743        $  5,125
(loss)                          1994         20,515          1,529             185           1,714             (231)         21,998
                                1993          3,361         (5,019)          1,798          (3,221)          (1,376)         (1,236)

-----------------------------------------------------------------------------------------------------------------------------------

Income (loss)                   1995       $  6,110        $ 3,405         $(1,172)        $ 2,233         $    743        $  9,086
before income taxes             1994         23,709          1,744             342           2,086             (231)         25,564
                                1993          7,677         (4,774)          1,902          (2,872)          (1,376)          3,429
-----------------------------------------------------------------------------------------------------------------------------------

Identifiable assets             1995       $241,963        $51,759         $ 8,189         $59,948         $ (6,058)       $295,853
                                1994        257,915         40,467           8,869          49,336           (2,613)        304,638
                                1993        237,760         31,902           7,475          39,377           (6,056)        271,081
-----------------------------------------------------------------------------------------------------------------------------------


FOREIGN SALES Shipments to foreign customers from both domestic and foreign operations for each of the three years ended December 31, were as follows:


                    European   Other Foreign    Total Foreign   Foreign Sales as %
 (In thousands)      Sales       Sales               Sales        of Total Sales
---------------------------------------------------------------------------------------
      1995           $86,249       $35,359        $121,608                37.0%
      1994            74,205        36,939         111,144                31.7
      1993            51,700        26,798          78,498                26.6


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Acuson Corporation:

We have audited the accompanying consolidated balance sheets of Acuson Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acuson Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



San Jose, California
February 2, 1996

SUPPLEMENTARY INFORMATION
QUARTERLY DATA (Unaudited)




1995 Quarter Ended
(In thousands, except per share amounts)   DEC. 31   SEPT. 30   JULY 1    APRIL 1
---------------------------------------------------------------------------------
Net sales                                  $83,642    $75,375   $81,939   $87,966
Gross profit                                43,727     40,031    44,677    47,483
Income before income taxes                   1,837      2,668     1,428     3,153
Net income                                   1,908      1,894     1,014     2,239
Earnings per share                            0.07       0.07      0.04      0.08


1994 Quarter Ended
(In thousands, except per share amounts)   DEC. 31     OCT. 1    JULY 2   APRIL 2
---------------------------------------------------------------------------------
Net sales                                  $83,259    $86,386   $88,014   $92,825
Gross profit                                46,499     49,344    49,545    52,932
Income before income taxes                   4,492      4,651     6,291    10,130
Net income                                   3,860      3,734     4,089     6,584
Earnings per share                            0.13       0.13      0.14      0.23



ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



PART III

To be filed by amendment to Form 10-K pursuant to General Instruction G (3).

PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this Form 10-K:



     (1) Financial Statements. The following consolidated financial statements of Acuson Corporation and Report of Independent Public Accountants are included in Part II, Item 8 of this report.


             Consolidated Statements of Operations --
             For the Three Years Ended December 31, 1995

             Consolidated Balance Sheets -- As of
             December 31, 1995 and 1994

             Consolidated Statements of Stockholders'
             Equity -- For the Three Years Ended
             December 31, 1995

             Consolidated Statements of Cash Flows --
             For the Three Years Ended December 31, 1995

             Notes to Consolidated Financial Statements

             Report of Independent Public Accountants

             Supplementary Information
             Quarterly Data (Unaudited)

     (2) Financial Statement Schedules. The following financial statement schedule of Acuson Corporation for the three years ended December 31, 1995 is filed as part of this Form 10-K:

                                                                             Page
                                                                             ----
           Report of Independent Public Accountants on Valuation and
            Qualifying Accounts Schedule                                      S-1

           Valuation and Qualifying Accounts For The Three Years Ended
            December 31, 1995 (Schedule II)                                   S-2

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes incorporated in Part II, Item 8 of this report.

    (3) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:


  3.1   Restated Certificate of Incorporation, as amended (Exhibit 3.8)                                      *
  3.2   Bylaws as amended (Exhibit 3.1)                                                                      @@@
  4.1   Rights Agreement, dated as of May 5, 1988, between Acuson Corporation and The First
        National Bank of Boston, as Rights Agent (Exhibit 1)                                                 ***
 10.1   The Company's 401(k) Plan, as amended (Exhibit 10.1)                                                 ****(1)
 10.2   The Company's 1986 Employee Stock Purchase Plan (the "1986 Purchase Plan"), as amended
        (Exhibit 10.2)                                                                                          /(1)
 10.3   Form of Employee Stock Purchase Agreement to be used under the 1986 Purchase Plan (Exhibit 10.5 )       *(1)
 10.4   The Company's 1982 Incentive Stock Option Plan, as amended (Exhibit 10.4)                               /(1)
 10.5   Form of Incentive Stock Option and related exercise documents (Exhibit 10.5)                           **(1)
 10.6   The Company's 1986 Supplemental Stock Option Plan, as amended (Exhibit 10.6)                            /(1)
 10.7   Form of Supplemental Stock Option (Exhibit 10.7)                                                        /(1)
 10.8   Series A Preferred Stock Purchase Agreement, dated January 6, 1982, between the Company and the
        Purchasers listed on Schedule A thereto (Exhibit 10.8)                                               *
 10.9   Series B Preferred Stock Purchase Agreement, dated March 29, 1983, between the Company and the
        Purchasers listed on Schedule A thereto (Exhibit 10.9)                                               *
10.10   Series C Convertible Preferred Stock Purchase Agreement, dated March 30, 1984, between the
        Company and the Purchasers listed on Exhibit A thereto (Exhibit 10.10)                               *
10.11   Lease of office space, dated May 15, 1990, between Shoreline Investments III
        and the Company (Exhibit 19.1)                                                                       ++
10.12   Lease of office space, dated May 15, 1990, between Shoreline Investments III and the Company
        (Exhibit 19.2)                                                                                       ++
10.13   Lease of office space, dated May 15, 1990, between Shoreline Investments III and the Company
        (Exhibit 19.3)                                                                                       ++
10.14   Lease of office space, dated May 15, 1990, between Shoreline Investments VI and the Company
        (Exhibit 19.4)                                                                                       ++
10.15   Lease of office space, dated May 15, 1990, between Shoreline Investments V and the Company
        (Exhibit 19.5)                                                                                       ++
10.16   Lease of office space, dated May 15, 1990, between Shoreline Investments VI and the Company
        (Exhibit 19.6)                                                                                       ++
10.17   Lease of office space, dated May 15, 1990, between Shoreline Investments VI and the Company
        (Exhibit 19.7)                                                                                       ++
10.18   Lease of office space, dated May 15, 1990, between Shoreline Investments VII and the Company
        (Exhibit 19.8)                                                                                       ++


10.19          The Company's 1991 Stock Incentive Plan (Exhibit 19.1)                                          +++(1)
10.20          Form of the Company's Supplemental and Non-Employee Director Supplemental                         /(1)
               Options under the 1991 Stock Incentive Plan and related exercise documents as amended (Exhibit 10.23)
10.21          Non-Negotiable Secured Promissory Note, dated August 8, 1991, of Daniel R. Dugan               ++++(1)
               (Exhibit 19.1)
10.22          Second Deed of Trust, dated August 8, 1991, between Daniel R. Dugan and First American         ++++
               Title Insurance Company as Trustee (Exhibit 19.2)
10.23          Lease of office space, dated July 31, 1991, between Shoreline Investments V and the            ++++
               Company (Exhibit 19.3)
10.24          First Amendment to the Company's 401(k) Plan (Exhibit 10.31)                                      #(1)
10.25          Lease of office space, dated January 31, 1992, between Shoreline Investments V and               ##
               the Company (Exhibit 19.1)
10.26          Credit Agreement between Acuson Corporation and the First National Bank of Boston, as Agent,    ###
               dated July 2, 1992 (Exhibit 19.1)
10.27          Officers' Bonus Plan (Exhibit 10.30)                                                           ####(1)
10.28          Form of Amendment Number 1 to Supplemental Stock Option Terms Under the Company's 1986         ////(1)
               Supplemental Stock Plan and 1991 Stock Incentive Plan (Exhibit 10.1)
10.29          Form of Supplemental Stock Option Terms Under the Company's 1991 Stock Incentive Plan          ////(1)
               (Exhibit 10.2)
10.30          Amended and Restated Credit agreement, dated April 14, 1995 (Exhibit 10.1)                       @@
10.31          The Company's 1995 Employee Stock Purchase Plan (Exhibit 10.1)                                  @@@(1)
10.32          The Company's 1995 Stock Incentive Plan (Exhibit 10.2)                                          @@@(1)
11.1           Statement regarding computation of per share earnings for the fiscal year ended                 /
               December 31, 1993 (Exhibit 11.2)
11.2           Statement regarding computation of per share earnings for the fiscal period ended              //
               April 2, 1994 (Exhibit 11.1)
11.3           Statement regarding computation of per share earnings for the fiscal period ended             ///
               July 2, 1994 (Exhibit 11.1)
11.4           Statement regarding computation of per share earnings for the fiscal period ended            ////
               October 1, 1994 (Exhibit 11.1)
11.5           Statement regarding computation of per share earnings for the fiscal year ended                @
               December 31, 1994 (Exhibit 11.6)
11.6           Statement regarding computation of per share earnings for the fiscal period ended             @@
               April 1, 1995 (Exhibit 11.1)
22.1           Subsidiaries of Registrant
24.1           Consent of Independent Public Accountants
27.1           Financial Data Schedule for the year ended December 31, 1995

(b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.


* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-7838), as amended.
** Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1987.
*** Incorporated by reference to the indicated exhibit in the Company's Form 8-K dated May 5, 1988.
**** Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1990.
+ Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1989.
++ Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1990.
+++ Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended June 29, 1991.
++++ Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended September 28, 1991.
# Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1991.
## Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended March 28, 1992.
### Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended September 26, 1992.
#### Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1992.
/ Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1993.
// Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended April 2, 1994.
/// Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended July 2, 1994.
//// Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended October 1, 1994.
@ Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1994.
@@ Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended April 1, 1995.

@@@ Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended July 1, 1995.

(1) Management contract or compensatory plan required to be filed as an exhibit.


SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ACUSON CORPORATION

March 29, 1996                   By /s/ Samuel H. Maslak
                                    ---------------------------------
                                    Samuel H. Maslak
                                    Chairman and Chief
                                    Executive Officer



March 29, 1996                   By /s/ Robert J. Gallagher
                                    ---------------------------------
                                    Robert J. Gallagher
                                    President and Chief Operating Officer



March 29, 1996                   By /s/ Stephen T. Johnson
                                    ----------------------------------
                                    Stephen T. Johnson
                                    Vice President, Chief Financial Officer
                                    and Treasurer (Principal
                                    Financial and Accounting Officer)


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                     DATE
-----------------------------------------------------------------------------------------

/s/ Samuel H. Maslak             Chairman  and Chief  Executive            March 29, 1996
-----------------------------    Officer
     (Samuel H. Maslak)


/s/ Robert J. Gallagher          President, Chief Operating                March 29, 1996
-----------------------------    Officer and Director
    (Robert J. Gallagher)


/s/Stephen T. Johnson            Vice President, Chief Financial           March 29, 1996
-----------------------------    Officer and Treasurer
    (Stephen T. Johnson)         (Principal Financial and
                                 Accounting Officer)


/s/ Royce Diener                 Director                                  March 29, 1996
-----------------------------
(Royce Diener)


/s/ Albert L. Greene             Director                                  March 29, 1996
-----------------------------
(Albert L. Greene)


/s/ Karl H. Johannsmeier         Director                                  March 29, 1996
-----------------------------
(Karl H. Johannsmeier)


/s/ Alan C. Mendelson            Director                                  March 29, 1996
-----------------------------
(Alan C. Mendelson)
-----------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


  We have audited in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP




San Jose, California
February 2, 1996

ACUSON CORPORATION                                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
(In thousands)



                                                             CHARGED TO
                                      BALANCE AT BEGINNING    COSTS AND                  BALANCE AT END
                                           OF PERIOD          EXPENSES     WRITE-OFFS      OF PERIOD
                                      --------------------   -----------   -----------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended:
          December  31, 1993                  $2,592             $  701       $  (449)       $2,844
          December  31, 1994                  $2,844             $  597       $    (9)       $3,432
          December  31, 1995                  $3,423             $ (175)      $  (259)       $2,998

ACCRUED WARRANTY:
      Year ended:
          December  31, 1993                  $4,031             $6,235       $(6,979)       $3,287
          December  31, 1994                  $3,287             $7,949       $(6,761)       $4,475
          December  31, 1995                  $4,475             $8,146       $(8,181)       $4,440
