Form 10-K405/A
period 1995-12-31
ACUSON CORP
filed 1996-04-26
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                               (Amendment No. 1)

(Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended DECEMBER 31, 1995 or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period
      from             to

                        Commission file number  0-14953

                               ACUSON CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    94-2784998
  (State of Incorporation)               (IRS Employer Identification No.)

                              1220 CHARLESTON ROAD
                  P. O. BOX 7393 MOUNTAIN VIEW, CA 94039-7393
                    (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS        Name of Each Exchange on Which Registered
        -------------------        -----------------------------------------
            Common Stock                     New York Stock Exchange
          $.0001 par  value

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [x]  No [ ]

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

  As of March 1, 1996, there were 27,315,671 shares of the Registrant's Common Stock outstanding.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The By-Laws of the Company provide that the number of directors of the Company shall be fixed from time to time by the Board of Directors. At present, the authorized size of the Board of Directors is six. The Board of Directors has nominated five persons for election to the Board of Directors. Mr. Royce Diener, a current director of the Company, has decided to retire from the Board of Directors and will not be standing for re-election.

  The information regarding executive officers required by Item 10 of Form 10-K is incorporated by reference to Item 4A of the Company's Form 10-K for the fiscal year ended December 31, 1995 (to which this Form 10-K/A is an amendment).

  There are no family relationships between any director or executive officer of the Company.

ITEM 11
EXECUTIVE COMPENSATION


  The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly paid executive officers serving as executive officers at the end of the fiscal year, for the three fiscal years ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE


                                                                       LONG TERM
                                                                     COMPENSATION
                                       ANNUAL COMPENSATION              AWARDS          ALL OTHER
        NAME AND                ----------------------------------  ---------------    COMPENSATION
   PRINCIPAL POSITION     YEAR      SALARY ($)       BONUS  ($)        OPTIONS (#)          ($)
- ------------------------  ----  ----------------------------------  ---------------  ----------------
Samuel H. Maslak          1995         $679,000         $67,900                0          $   500(7)
 Chairman and Chief       1994         $679,000         $     0                0          $   500(7)
 Executive Officer        1993         $650,000         $48,100          316,775(2)       $   500(7)

Robert J. Gallagher       1995         $415,000         $41,500          100,000          $   500(7)
 President and Chief      1994         $350,000         $35,000                0          $   500(7)
 Operating Officer        1993         $293,000         $23,440          123,360(3)       $   500(7)

Daniel R. Dugan           1995         $300,000         $60,000           50,000          $57,597(8)
 Sr. Vice President,      1994         $270,000         $54,000          100,000          $57,597(9)
 Worldwide Sales,         1993         $209,000         $49,720(1)       130,040(4)       $57,344(10)
 Service, Marketing

Bradford C. Anker         1995         $250,000         $25,000           20,000          $   500(7)
 Vice President,          1994         $232,000         $18,000                0          $   500(7)
 Manufacturing            1993         $222,000         $17,760          157,738(5)       $   500(7)

Stephen T. Johnson        1995         $250,000         $37,500           25,000          $   500(7)
 Vice President,          1994         $195,000         $11,700           50,000          $   500(7)
 Chief Financial          1993         $169,000         $13,520           66,680(6)       $   500(7)
 Officer and Treasurer

(1) Consisting of $16,720 as a year-end bonus pursuant to the Company's officer bonus plan and $33,000 as a bonus based upon the performance of the Company's domestic field organization.
(2) Includes options for 216,775 shares granted in exchange for the cancellation of options for 325,000 shares during a Company-wide option repricing.
(3) Includes options for 53,360 shares granted in exchange for the cancellation of options for 80,000 shares during a Company-wide option repricing.

(4) Includes options for 80,040 shares granted in exchange for the cancellation of options for 120,000 shares during a Company-wide option repricing.
(5) Includes options for 142,738 shares granted in exchange for the cancellation of options for 214,000 shares during a Company-wide option repricing.
(6) Includes options for 26,680 shares granted in exchange for the cancellation of options for 40,000 shares during a Company-wide option repricing.
(7) Consisting of an employer contribution of $500 to each employee's 401(k) plan account.
(8) Consisting of an employer contribution of $500 to Mr. Dugan's 1995 401(k) plan account and partial forgiveness of a loan from the Company in the amount of $57,097. See "Certain Relationships and Other Transactions" for a description of such loan.
(9) Consisting of an employer contribution of $500 to Mr. Dugan's 1994 401(k) plan account and partial forgiveness of a loan from the Company in the amount of $57,097. See "Certain Relationships and Other Transactions" for a description of such loan.
(10) Consisting of an employer contribution of $500 to Mr. Dugan's 1993 401(k) plan account and partial forgiveness of a loan from the Company in the amount of $56,844. See "Certain Relationships and Other Transactions" for a description of such loan.

  During 1995, each non-employee director received an annual fee of $24,000 in connection with his service on the Board of Directors of the Company and was reimbursed for all travel expenses incurred in attending meetings of the Board. In addition, after May 1995, each non-employee director received $500 for each committee meeting he attended when that committee meeting was not held in conjunction with a Board meeting. Pursuant to the 1995 Stock Incentive Plan of the Company, each non-employee director who was elected at the 1995 Annual Meeting was granted an option to purchase 5,000 shares of the Company's Common Stock on May 31, 1995 at an exercise price equal to their then fair market value.

                     OPTIONS GRANTED TO EXECUTIVE OFFICERS

  The following two tables set forth certain information regarding stock options granted to, exercised by, and owned by the executive officers named in the foregoing Summary Compensation Table during 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                 AT ASSUMED RATES OF STOCK
                                       % OF TOTAL                                  PRICE APPRECIATION FOR
                                     OPTIONS GRANTED                                   OPTION TERM(2)
                        OPTIONS      TO EMPLOYEES IN    EXERCISE    EXPIRATION   -------------------------
  NAME                 GRANTED(#)      FISCAL YEAR     PRICE/SHARE     DATE         5%               10%
- -------                ---------     ---------------   -----------  ----------   --------        ----------
Samuel H. Maslak.....          0                 ---           ---         ---

Robert J. Gallagher..    100,000(1)             7.16%      $ 11.00    05/31/05   $691,784        $1,753,117

Daniel R. Dugan......     50,000(1)             3.58%      $12.375    03/01/05   $389,129        $  986,128

Bradford C. Anker....     20,000(1)             1.43%      $13.625    02/10/05   $171,374        $  434,295

Stephen T. Johnson...     25,000(1)             1.79%      $12.375    03/01/05   $194,564        $  493,064

(1) Granted at fair market value on the date of grant; vesting over five years with 10% of the shares vesting six months after the date of grant and the balance vesting daily over the remaining term. Vesting may be accelerated and the options may be repriced at the discretion of the Board of Directors. In the event of a dissolution, merger or other reorganization of the Company in which more than 50% of the Company's stock is exchanged, any surviving corporation shall assume the options outstanding, substitute similar rights for outstanding options, or the options shall continue. If the surviving corporation refuses to assume or continue the options, vesting on such options shall be accelerated. Subject to certain exceptions and conditions, in the event that a person or entity acquires more than 20% of the Company's then outstanding stock without the approval of the Board of Directors, vesting of outstanding options is automatically accelerated.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. Assuming 5% and 10% compounded annual appreciation of the stock price over the term of the option, the price of a share of Common Stock underlying an option issued February 10, 1995 with an exercise price of $13.625 would be $22.19 and $35.34, respectively, on February 10, 2005, the price of a share of Common Stock underlying an option issued March 1, 2005 with an exercise price of $12.375 would be $20.16 and $32.10, respectively, on March 1, 2005, and the price of a share of Common Stock underlying an option issued May 31, 1995 with an exercise price of $11.00 would be $17.92 and $28.53, respectively, on May 31, 2005. The closing sale price of Acuson stock on the New York Stock Exchange on December 29, 1995 was $12.375.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                           VALUE    UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
                                         REALIZED    OPTIONS AT FY-END(#)         AT FY-END ($)
                       SHARES ACQUIRED   ---------       EXERCISABLE/             EXERCISABLE/
        NAME            ON EXERCISE(#)      ($)          UNEXERCISABLE          UNEXERCISABLE(1)
- ---------------------  ----------------  ---------  -----------------------  -----------------------
Samuel H. Maslak.....               --         --          568,082/108,693      $267,262/$ 84,997
Robert J. Gallagher..               --         --          258,056/146,804      $149,995/$152,340
Daniel R. Dugan......               --         --          104,036/176,004      $ 83,683/$ 46,382
Bradford C. Anker....            5,000    $53,500          129,938/ 51,800      $234,529/$ 43,721
Stephen T. Johnson...               --         --          135,976/ 91,704      $ 85,185/$ 15,462

(1) Value per share is defined as the market price of Acuson stock at year end minus the per share exercise price of the option. The closing sale price of Acuson stock on the New York Stock Exchange on December 29, 1995 was $12.375.


                             COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

  During the first part of 1995, until May 31, 1995, the Compensation Committee consisted of Messrs. Diener and Perkins. However, Mr. Perkins was unable to attend the meeting at which 1995 executive officer salaries were to be determined, and as a result the decisions with respect to such salaries were made by the Board of Directors. Dr. Maslak, Chairman of the Board and Chief Executive Officer, and Mr. Gallagher, President and Chief Operating Officer, serve on the Board of Directors and participated in the deliberations (although Dr. Maslak received no salary increase for 1995). In May, 1995, Mr. Perkins retired from the Board, and the newly elected directors, Messrs. Greene, Johannsmeier and Mendelson, joined Mr. Diener on the Compensation Committee.
The decisions with respect to bonuses for 1995, which were made in February 1996, were made by the Compensation Committee. Dr. Maslak recommended the bonus amounts to the Committee for all executive officers, other than himself, and did not participate in the deliberations with respect to his bonus. Messrs. Diener, Greene, Johannsmeier, Mendelson and Perkins are not and have never been officers or employees of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 30, 1996, by (i) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock; (ii) all directors and nominees for director; (iii) the executive officers of the Company included in the Summary Compensation Table set forth under the caption ''Compensation of Directors and Executive Officers'' below; and (iv) all current executive officers and directors of the Company as a group. Mr. Johannsmeier and Dr. Maslak can be contacted at the offices of the Company. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


                                          BENEFICIAL OWNERSHIP
                                          ---------------------
            BENEFICIAL OWNER                SHARES     PERCENT
           ------------------             ----------  ---------
State of Wisconsin Investment Board(1)     2,760,700      10.3%
   P. O. Box 7842
   Madison, WI  53707
Delphi Asset Management(2)                 1,637,500       6.1%
   485 Madison Avenue
   New York, NY  10022
Karl H. Johannsmeier                       5,183,395      19.3%
Samuel H. Maslak(3)                        2,104,534       7.7%
Robert J. Gallagher(4)                       365,115       1.3%
Stephen T. Johnson(5)                        156,236         *
Bradford C. Anker(6)                         149,502         *
Daniel R. Dugan(7)                           134,883         *
Royce Diener(8)                               38,642         *
Alan C. Mendelson(9)                           6,922         *
Albert L. Greene(10)                           5,472         *
All Executive Officers and Directors as    8,519,990      29.9%
 a group (13 persons)(11)

* Less than 1%
(1) Based on information contained in a statement on Schedule 13G filed by such stockholder with the Securities and Exchange Commission on February 2, 1996.
(2) Based on information contained in a statement on Schedule 13G filed by such stockholder with the Securities and Exchange Commission on February 13, 1996.
(3) Includes 598,547 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996, which are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned pursuant to Rule 13d-3(d)(1) under the Exchange Act. Also includes 7,280 shares of Common Stock for which Dr. Maslak disclaims beneficial ownership.

(4) Includes 277,494 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996. Also includes 12,000 shares for which Mr. Gallagher disclaims beneficial ownership.
(5) Includes 148,158 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996. Also includes 900 shares for which Mr. Johnson disclaims beneficial ownership.
(6) Includes 147,465 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996.
(7) Includes 128,674 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996.
(8) Includes 21,642 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996. Also includes 2,000 shares of Common Stock for which Mr. Diener disclaims beneficial ownership.
(9) Includes 4,972 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996. Also includes 950 shares for which Mr. Mendelson disclaims beneficial ownership.
(10) Includes 4,972 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996.
(11) Includes 23,130 shares as to which beneficial ownership is disclaimed by certain executive officers of the Company. Also includes 1,698,131 unissued shares of Common Stock subject to options exercisable within 60 days of March 30, 1996.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with Mr. Dugan's relocation to the San Francisco Bay Area in August 1991, the Company loaned Mr. Dugan $400,000 to assist him in the purchase of a home in the San Francisco Bay Area. The loan is secured by Mr. Dugan's residence.

  The loan to Mr. Dugan is interest-free and will be fully forgiven on a daily basis over a seven year period which commenced on August 8, 1991. The loan will be automatically forgiven upon termination of Mr. Dugan's employment by the Company without ''cause'' as defined in the promissory note, Mr. Dugan's death, reduction of Mr. Dugan's salary below $200,000, or a ''change in control'' of the Company, as defined in the note. If Mr. Dugan voluntarily terminates his employment with the Company or if he is terminated by the Company for ''cause,'' he must repay the outstanding balance of the loan plus any tax savings to him resulting from any repayment of the loan, no later than the second anniversary of the date of termination.

  As of December 31, 1995, approximately $148,617 of the loan to Mr. Dugan was outstanding and the largest aggregate amount outstanding during the year was approximately $205,558.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACUSON CORPORATION


April 29, 1996                     By /s/ Robert J. Gallagher
                                     ------------------------------
                                     Robert J. Gallagher
                                     President and Chief Operating Officer