Form 10-Q
period 1996-03-30
ACUSON CORP
filed 1996-05-14
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                           ---------------------------


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 30, 1996 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the transition period from ____________ to ___________

                        Commission file number  0-14953


                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      94-2784998
- -----------------------------   -----------------------------------------------
  (State of Incorporation)                    (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.0001 par  value                   26,873,413  shares
      -------------------------------              -----------------------------
                 (Class)                           Outstanding at April 26, 1996

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                        PAGE
                                                                       NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of
           March 30, 1996 and December 31, 1995                            1

          Condensed Consolidated Statements of
           Operations for the Three Months Ended March 30, 1996
           and April 1, 1995                                               2

          Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 30, 1996
           and April 1, 1995                                               3

          Notes to Unaudited Condensed Consolidated Financial Statements   4

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 8

Signature                                                                  9

- --------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                      MARCH 30,     DECEMBER 31,
                                                        1996            1995
                                                     (Unaudited)
- --------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 35,604        $ 46,135
  Short-term investments                                  5,997          10,000
                                                       --------        --------
     Total cash and short-term investments               41,601          56,135

  Accounts receivable, net                               77,393          77,992
  Inventories                                            58,920          50,484
  Other current assets                                   38,965          36,655
                                                       --------        --------

     Total current assets                               216,879         221,266


PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and amortization of $109,804 and
 $106,647 in 1996 and 1995, respectively                 52,422          50,244

OTHER ASSETS, NET                                        27,683          24,343
                                                       --------        --------

     Total Assets                                      $296,984        $295,853
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $ 25,019        $ 16,295
  Other accrued liabilities                              82,604          83,561
                                                       --------        --------

      Total current liabilities                         107,623          99,856
                                                       --------        --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
  Preferred  stock, par value $.0001:
    authorized, 10,000 shares, outstanding, none             --              --
  Common stock and additional paid-in capital,
    common stock par value $.0001: authorized,
    50,000 shares; outstanding; 26,839 shares
    and 27,275 shares in 1996 and 1995, respectively     80,912          79,702
  Cumulative translation adjustment                         134             206
  Unrealized holding loss on investment securities            2              37
  Retained earnings                                     108,313         116,052
                                                       --------        --------

     Total stockholders' equity                         189,361         195,997
                                                       --------        --------

     Total Liabilities and Stockholders' Equity        $296,984        $295,853
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

                                                         THREE MONTHS ENDED
                                                       -------------------------
                                                           MARCH 30,   APRIL 1,
                                                             1996        1995
- --------------------------------------------------------------------------------


NET SALES
  Product                                                 $64,337      $68,645
  Service                                                  20,489       19,321
                                                          -------      -------
     Total net sales                                       84,826       87,966
                                                          -------      -------

COST OF SALES
  Product                                                  30,950       31,846
  Service                                                   9,833        8,637
                                                          -------      -------
     Total cost of sales                                   40,783       40,483
                                                          -------      -------

     Gross profit                                          44,043       47,483
                                                          -------      -------


OPERATING EXPENSES
  Selling, general and administrative                      26,767       27,262
  Product development                                      16,372       18,059
                                                          -------      -------
            Total operating expenses                       43,139       45,321
                                                          -------      -------


     Income from operations                                   904        2,162

INTEREST INCOME, NET                                          899          991
                                                          -------      -------

     Income before income taxes                             1,803        3,153

PROVISION FOR INCOME TAXES                                    541          914
                                                          -------      -------


     Net income                                           $ 1,262      $ 2,239
                                                          =======      =======

EARNINGS PER SHARE                                        $  0.05      $  0.08
                                                          =======       ======

WEIGHTED AVERAGE COMMON AND COMMON                         27,197       29,953
 EQUIVALENT SHARES OUTSTANDING                             ======       ======

- -------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                           MARCH 30,    APRIL 1,
                                                             1996        1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  1,262     $ 2,239
  Adjustments to reconcile net income
    to cash provided by operating
     activities:
      Depreciation and amortization                          4,784       4,154
      Changes in:
        Accounts receivable                                    641       1,308
        Leases receivable                                   (6,524)     (3,613)
        Inventories                                         (8,475)      1,578
        Other current assets                                   338       1,923
        Accounts payable                                     8,740       2,564
        Other accrued liabilities                           (2,376)      2,743
                                                          --------     -------

          Net cash (used in) provided                       (1,610)     12,896
           by operating activities                        --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in short-term investments                         3,948       4,929
  Investment in property and equipment                      (7,098)     (4,325)
  Decrease (increase) in other assets                          717         (87)
                                                          --------     -------

          Net cash (used in) provided                       (2,433)        517
           by investing activities                        --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                (9,930)     (5,091)
  Issuance of common stock under stock
   option and stock purchase plans                           3,475       3,484
                                                          --------     -------

          Net cash (used in) financing                      (6,455)     (1,607)
           activities                                     --------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (33)        324
                                                          --------     -------

  Net (decrease) increase in cash and                      (10,531)     12,130
   cash equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF                     46,135      28,671
 PERIOD                                                   --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 35,604     $40,801
                                                          ========     =======

- --------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of March 30, 1996 and its condensed consolidated results of operations and cash flows for the periods ended March 30, 1996 and April 1, 1995. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996. Certain information reported in the prior year has been reclassified to conform to the 1996 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1995 and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2 - INVESTMENTS

   Under Statement of Financial Accounting Standards No. 115, the Company's investments, which consisted entirely of debt securities (the "securities"), were classified as available-for-sale. These securities mature at various dates through the year 1997.

   As of March 30, 1996, the securities' gross unrealized holding loss was approximately $3,000. The unrealized holding loss of approximately $2,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the three months ended March 30, 1996, the Company did not sell any of its securities prior to maturity.


NOTE 3 - INVENTORIES

   The components of inventories were as follows (in thousands):

                       MARCH 30,       DEC. 31,
                         1996            1995
                       ---------       ---------
Raw materials            $30,882         $26,906
Work-in-process            8,984           5,981
Finished goods            19,054          17,597
                         -------         -------

Total inventories        $58,920         $50,484
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

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended March 30, 1996, were $84.8 million compared to $88.0 million in the quarter ended April 1, 1995. The change in revenue was primarily because of a decrease in domestic product revenue. The Company's average unit selling prices were lower in this quarter as a result of an increase in sales of lower-priced configurations and intense competitive pricing pressures. Worldwide service revenue increased 6.1% to $20.5 million from $19.3 million in the quarter ended April 1, 1995, primarily due to a larger base of installed systems. Geographically, international revenue increased to $34.8 million, totalling 41.0% of the Company's sales as compared to 37.2% in the comparable 1995 period.

   The Company believes that the trends of health-care-provider consolidation, medical cost containment and intense competitive pressures which existed in 1995, will continue into 1996. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market. Although portions of the international ultrasound markets are experiencing some economic recovery, it is uncertain whether this is temporary or permanent.

   The gross profit for the first quarter of 1996 was 51.9% of net sales, compared to 54.0% in the first quarter of 1995. The percentage change was primarily a reflection of reduced product prices, increased sales of lower-priced product configurations and lower service margins. The lower service margins are primarily due to pricing pressures as a result of medical cost containment.

   Selling, general and administrative costs were $26.8 million in the quarter ended March 30, 1996, as compared to $27.3 million in the prior year's period. As a percentage of sales, such expenses in the first three months in 1996 totalled 31.6% of net sales compared to 31.0% in 1995. Dollar spending decreased primarily due to the decrease in domestic selling expenses.

   Product development costs in the first quarter of 1996 totalled $16.4 million or 19.3% of net sales, compared to $18.1 million or 20.5% of net sales in the first quarter of 1995. The decrease in product development expense results from a planned reduction in the level of product development.

   The provision for income taxes was $0.5 million in the first quarter of 1996 versus $0.9 million in the first quarter of 1995. The effective tax rate for the three months ended March 30, 1996 was 30% versus 29% in the same period in the prior year.

   On April 29, 1996 the Company introduced its new Sequoia 512 and Sequoia C256 ultrasound systems. The Company plans to begin shipments of the Sequoia products in the third quarter of 1996. As a result of this new product introduction, the Company expects to incur substantial additional selling expenses and manufacturing costs. The introduction may also negatively impact revenues from existing products. Currently, the Company expects the impact to be in the range of $0.25 to $0.40 per share for the second quarter of 1996. Accordingly, the Company expects to report a loss for the second quarter of 1996.

________________________________________________________________________________



LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and short-term investments balance has decreased $14.5 million during the three months ended March 30, 1996 to $41.6 million. During the quarter, the Company used $1.6 million in cash for operations, as compared to the first quarter of 1995 when operations generated $12.9 million in cash. Inventories increased $8.5 million during the quarter as a result of the planned introduction of the new Sequoia product line. The increase in inventories resulted in a similar increase in accounts payable which increased $8.7 million during the quarter.

   The Company's investing and financing activities for the three months ended March 30, 1996 have used $8.9 million. The Company purchased $7.1 million of equipment during the quarter, primarily related to the development and manufacture of the new product line. Included in the financing activities for the first quarter of 1996 is $3.5 million raised through employee participation in the Company's stock option and stock purchase plans and $9.9 million used for share repurchases. In the same period a year ago, employee participation in the Company's stock plans also generated $3.5 million while share repurchases used $5.1 million.

   In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the first quarter the Company repurchased 750,000 shares, for a total repurchase of 3,464,800 shares to date toward the Board authorization. As of March 30, 1996, there were 26,839,225 shares of Acuson common stock outstanding.

   At April 1, 1995, the Company's working capital totalled $109.3 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility. There were no draws on this line of credit during the quarter.

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

________________________________________________________________________________

________________________________________________________________________________
PART II

ITEM 1
LEGAL PROCEEDINGS

      Previously reported in Company's Form 10-K for the fiscal year ended December 31, 1995.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits
           --------


           27.1  Financial Data Schedule

      b)   Reports on Form 8-K
           -------------------

           The Company filed a report on Form 8-K on April 29, 1996.
________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                          (Registrant)

May 14, 1996                     By  /s/ Stephen T. Johnson
                                    -----------------------
                                    Stephen T. Johnson
                                    Vice President, Chief Financial
                                    Officer and Treasurer
                                    (duly authorized Officer and Principal
                                    Financial and Accounting Officer)