Form 10-Q
period 1996-06-29
ACUSON CORP
filed 1996-08-12
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 29, 1996 or
                                    -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to ________________


                        Commission file number  0-14953
                                                -------



                              ACUSON CORPORATION
       (Exact name of registrant as specified in its charter)


             DELAWARE                                  94-2784998
- --------------------------------------   --------------------------------------
      (State of Incorporation)              (IRS Employer Identification No.)


                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                 ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $.0001 par  value                   27,396,550  shares
  -------------------------------            -------------------------------
            (Class)                            Outstanding at August 2, 1996

- --------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
            June 29, 1996 and December 31, 1995                               1

         Condensed Consolidated Statements of Operations
            for the Three Months Ended June 29, 1996 and
            July 1, 1995 and for the Six Months Ended
            June 29, 1996 and July 1, 1995                                    2

         Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 29, 1996 and
           July 1, 1995                                                       3

         Notes to Unaudited Condensed Consolidated
           Financial Statements                                               4

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    8

ITEM 6.  Exhibits and Reports on Form 8-K                                     8

Signature                                                                     9

- -------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                    JUNE 29,     DECEMBER 31,
                                                      1996           1995
                                                   (Unaudited)
- ----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 25,081        $ 46,135
  Short-term investments                              3,006          10,000
                                                   --------        --------
     Total cash and short-term investments           28,087          56,135

  Accounts receivable, net                           71,779          77,992
  Inventories                                        82,732          50,484
  Deferred income taxes                              29,511          24,188
  Other current assets                               11,104          12,467
                                                   --------        --------

     Total current assets                           223,213         221,266


PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization
 of $113,760 and $106,647 in 1996 and 1995,
 respectively                                        53,936          50,244

OTHER ASSETS, NET                                    17,005          24,343
                                                   --------        --------

     Total Assets                                  $294,154        $295,853
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $ 31,055        $ 16,295
  Other accrued liabilities                          76,777          83,561
                                                   --------        --------

     Total current liabilities                      107,832          99,856
                                                   --------        --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
  Preferred  stock, par value $.0001:
    authorized, 10,000 shares,
    outstanding, none                                    --              --
  Common stock and additional paid-in
    capital, common stock par value
    $.0001: authorized, 50,000 shares;
    outstanding; 27,388 shares
    and 27,275 shares in 1996 and 1995,
    respectively                                     88,332          79,702
  Cumulative translation adjustment                     266             206
  Unrealized holding gain (loss) on
     investment securities                               (5)             37
  Retained earnings                                  97,729         116,052
                                                   --------        --------

     Total stockholders' equity                     186,322         195,997
                                                   --------        --------
     Total Liabilities and Stockholders' Equity    $294,154        $295,853
                                                   ========        ========

- -------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- -------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ------------------------       ----------------------
                                                 JUNE 29,         JULY 1,        JUNE 29,      JULY 1,
                                                  1996             1995           1996          1995
- ------------------------------------------------------------------------------------------------------
NET SALES
  Product                                        $ 53,305        $61,859        $117,642      $130,504
  Service                                          21,050         20,080          41,539        39,401
                                                 --------        -------        --------      --------
     Total net sales                               74,355         81,939         159,181       169,905
                                                 --------        -------        --------      --------

COST OF SALES
  Product                                          29,198         28,517          60,148        60,363
  Service                                          10,302          8,745          20,135        17,382
                                                 --------        -------        --------      --------
     Total cost of sales                           39,500         37,262          80,283        77,745
                                                 --------        -------        --------      --------

     Gross profit                                  34,855         44,677          78,898        92,160
                                                 --------        -------        --------      --------

OPERATING EXPENSES
  Selling, general and administrative              35,707         27,249          62,474        54,511
  Product development                              16,743         16,954          33,115        35,013
                                                 --------        -------        --------      --------
     Total operating expenses                      52,450         44,203          95,589        89,524
                                                 --------        -------        --------      --------

     Income (loss) from operations                (17,595)           474         (16,691)        2,636

INTEREST INCOME, NET                                1,012            954           1,911         1,945
                                                 --------        -------        --------      --------

     Income (loss) before income taxes            (16,583)         1,428         (14,780)        4,581

PROVISION FOR (BENEFIT FROM) INCOME TAXES          (5,999)           414          (5,458)        1,328
                                                 --------        -------        --------      --------

     Net income (loss)                           $(10,584)       $ 1,014        $ (9,322)     $  3,253
                                                 ========        =======        ========      ========

EARNINGS (LOSS) PER SHARE                        $  (0.39)       $  0.04          $(0.34)        $0.11
                                                 ========        =======        ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         27,137         28,429          27,167        28,670
                                                 ========        =======        ========      ========

- -------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- -------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                            SIX MONTHS  ENDED
                                                          ---------------------
                                                           JUNE 29,    JULY 1,
                                                             1996         1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $ (9,322)   $   3,253
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities:
       Depreciation and amortization                         9,603        9,284
       Tax benefit of employee stock transactions            2,037          223
       Changes in:
          Accounts receivable                                6,335        3,850
          Leases receivable                                  8,294       (4,076)
          Inventories                                      (32,319)      (1,473)
          Deferred income taxes                             (6,061)      (2,605)
          Other current assets                                 328        2,934
          Accounts payable                                  14,781        1,278
          Other accrued liabilities                         (5,768)       3,818
                                                          --------    ---------

             Net cash provided by (used in)
                operating activities                       (12,092)      16,486
                                                          --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in short-term investments                         6,929        7,618
  Investment in property and equipment                     (13,389)     (11,482)
  Decrease in other                                            793          359
                                                          --------    ---------

     Net cash used in investing activities                  (5,667)      (3,505)
                                                          --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                               (12,012)     (15,747)
  Issuance of common stock under stock
   option and stock purchase plans                           8,863        3,734
                                                          --------    ---------

     Net cash used in financing activities                  (3,149)     (12,013)
                                                          --------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (146)         385
                                                          --------    ---------

  Net increase (decrease) in cash and
   cash equivalents                                        (21,054)       1,353
                                                          --------    ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              46,135       28,671
                                                          --------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 25,081    $  30,024
                                                          ========    =========


- -------------------------------------------------------------------------------
See accompanying notes to unaudited condensed consolidated financial statements.

- -------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

          In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of June 29, 1996 and its condensed consolidated results of operations and cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. The results of operations for the three and six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996. Certain information reported in the prior year has been reclassified to conform to the 1996 presentation.

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

          As of June 29, 1996, the securities' gross unrealized holding loss was approximately $7,000. The unrealized holding loss of approximately $5,000, net of the tax effect, was reported as a separate component of stockholders' equity. The Company has determined that the unrealized holding loss is not a permanent impairment of the fair value of its investments. During the six months ended June 29, 1996, the Company sold certain of its available-for-sale securities for proceeds of approximately $7.1 million. The Company sold these securities for approximately original cost.


NOTE 3 - INVENTORIES

          The components of inventories were as follows (in thousands):

                                     JUNE 29,   DEC. 31,
                                       1996      1995
                                     ------------------------
              Raw materials           $42,234         $26,906
              Work-in-process          20,104           5,981
              Finished goods           20,394          17,597
                                      -------         -------
              Total inventories       $82,732         $50,484
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

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Net sales for the quarter ended June 29, 1996, were $74.4 million compared to $81.9 million in the quarter ended July 1, 1995. For the first six months of 1996, net sales were $159.2 million, representing a decrease of 6.3% compared to the first six months of 1995. The Company believes that the change in revenue reflects, in part, the delay of buying decisions resulting from the announcement of the Sequoia(TM) 512 and Sequoia(TM) C256 ultrasound systems. The Company believes that orders for the Company's 128XP(TM) ultrsasound systems paused as potential customers waited for the opportunity to consider the new Sequoia systems. Additionally, the Company's average unit selling prices were lower in this quarter as a result of an increase in sales of lower-priced configurations and intense competitive pricing pressures. Net sales for the quarter ended June 29, 1996, did not reflect any sales of Sequoia systems because the Company began shipping orders at the end of July. Worldwide service revenue increased 4.8% to $21.1 million from $20.1 million in the quarter ended July 1, 1995 and increased 5.4% to $41.5 million from $39.4 million for the first six months of 1995, primarily due to a larger base of installed systems. Geographically, international revenue was $61.8 million during the first six months of 1996, totalling 38.8% of net sales, as compared to 35.8% in the comparable 1995 period.

          The gross profit for the second quarter of 1996 was 46.9% of net sales, compared to 54.5% in the second quarter of 1995. For the six months ended June 29, 1996, gross profit was 49.6% of net sales compared to 54.2% in the first six months of 1995. The percentage change was primarily a reflection of pricing pressures, geographic mix, lower volumes and lower service margins. The lower service margins were primarily due to pricing pressures as a result of medical cost containment.

          Selling, general and administrative costs were $35.7 million or 48.0% of net sales in the quarter ended June 29, 1996, as compared to $27.2 million or 33.3% of net sales in the same period as prior year. For the six months ended June 29, 1996, selling, general and administrative expenses were $62.5 million or 39.2% compared to $54.5 million or 32.1% in the first six months of 1995.
The spending increase was primarily attributable to the launch of the new Sequoia ultrasound systems.

          Product development costs were largely unchanged year over year. In the second quarter of 1996, they totalled $16.7 million or 22.5% of net sales, compared to $17.0 million or 20.7% of net sales in the second quarter of 1995. For the six months ended June 29, 1996, product development costs were $33.1 million or 20.8% of net sales compared to $35.0 million or 20.6% of net sales in the first six months of 1995.

          The benefit from income taxes was $6.0 million in the second quarter of 1996 versus a provision of $0.4 million in the second quarter of 1995. For the six months ended June 29, 1996, the tax benefit was $5.5 million versus a tax provision $1.3 million in 1995. The effective tax rate for the six months ended June 29, 1996, was a benefit of 37% versus a provision of 29% in the same period in the prior year. The benefits result from application of the current period loss to tax liabilities in other periods.

          The Company believes that the trends of health-care-provider consolidation, medical cost containment and intense competitive pressures which existed in 1995 are continuing in 1996. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market.

          On April 29, 1996 the Company introduced its new Sequoia 512 and Sequoia C256 ultrasound systems. The Company began shipments of the Sequoia products on July 26, 1996. As a result of this new product introduction, the Company already has incurred substantial additional selling and manufacturing costs and a pause in XP revenue. The major transition to Sequoia sales and production will continue in the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and short-term investments balance decreased $28.0 million during the six months ended June 29, 1996 to $28.1 million. During the six months ended June 29, 1996, the Company used $12.1 million in cash for operations, as compared to 1995 when operations generated $16.5 million in cash. Inventories increased $32.3 million during the six months primarily as a result of the planned introduction of new products. The increase in inventories also was the primary cause for an increase in accounts payable of $14.8 million during the first half of the year.

          The Company's investing and financing activities for the six months ended June 29, 1996 used $8.8 million. The Company purchased $13.4 million of equipment during the year, primarily consisting of computer equipment, test equipment and leasehold improvements. Included in the financing activities for the first half of 1996 is $8.9 million raised through employee participation in the Company's stock option and stock purchase plans and $12.0 million used for share repurchases. In the same period a year ago, employee participation in the Company's stock plans generated $3.7 million while share repurchases used $15.7 million.

          In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the second quarter of 1996, the Company repurchased no shares, leaving a total of 3,464,800 shares repurchased to date toward the Board authorization. As of June 29, 1996, there were 27,388,018 shares of Acuson common stock outstanding.

          At June 29, 1996, the Company's working capital totalled $115.4 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required and the full amount is available under this credit facility. There were no draws on this line of credit during the quarter.

          Based on its current operating plan, the Company believes that the liquidity provided by its existing cash and short-term investments, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1996.

INVESTMENT RISKS

          Except for the historical information contained herein, the Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report contains forward-looking statements regarding the Company and its products. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from these forward looking statements due to a number of important factors, including the following:

          The introduction of the Sequoia platform raises several risk factors. Specifically, the success of the Sequoia products depends on actual and perceived levels of product performance in a clinical environment; market acceptance of the products and their pricing; successful ramp-up of production; competitor responses including competing products and pricing, intellectual property allegations, and product positioning counterstrategies and timely completion of future product enhancement. The introduction of the new Sequoia products may adversely impact sales of the Company's existing product lines as potential customers evaluate Sequoia technology. The realizable value of inventory and/or fixed assets for all of the Company's products is dependent on the timing and success of product introduction to the marketplace and market acceptance.

          For a description of the investment consideration and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K for the year ended December 31, 1995 and Form 8-K filed on April 29, 1996 with the Securities and Exchange Commission.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
PART II

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

          a)   Exhibits
               --------

               27.1     Financial Data Schedule

          b)   Reports on Form 8-K
               -------------------

               The Company filed a report on Form 8-K on April 29, 1996.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACUSON CORPORATION
                                     (Registrant)

August 12, 1996                   By  /s/ Stephen T. Johnson
                                     -----------------------
                                     Stephen T. Johnson
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     (duly authorized Officer and Principal
                                     Financial and Accounting Officer)