Form 10-Q
period 1996-09-28
ACUSON CORP
filed 1996-11-12
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended SEPTEMBER 28, 1996 or
                                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____________ to ___________.

                        Commission file number  0-14953
                                                -------

                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)



          DELAWARE                                  94-2784998
-----------------------------            ---------------------------------
   (State of Incorporation)              (IRS Employer Identification No.)


                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, $.0001 par  value                    28,010,747  shares
 -------------------------------              -------------------------------
             (Class)                          Outstanding at November 1, 1996

____________________________

FORM 10-Q
ACUSON CORPORATION
INDEX

                                                              PAGE
                                                             NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           September 28, 1996 and December 31, 1995             1

         Condensed Consolidated Statements of Operations
           for the Three Months Ended September 28, 1996 and
           September 30, 1995 and for the Nine Months Ended
           September 28, 1996 and September 30, 1995            2

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 28, 1996 and
           September 30, 1995                                   3

         Notes to Condensed Consolidated Financial
           Statements                                           4

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                      8

ITEM 4.  Submission of Matters to a Vote of Security Holders    8

ITEM 6.  Exhibits and Reports on Form 8-K                       8

Signature                                                       9

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                           SEPTEMBER 28,   DECEMBER 31,
                                               1996            1995
ASSETS
CURRENT ASSETS
          Cash and cash equivalents             $ 13,168       $ 46,135
          Short-term investments                      --         10,000
                                                --------       --------
               Total cash and
                short-term investments            13,168         56,135

          Accounts receivable, net                87,105         77,992
          Inventories                             84,072         50,484
          Deferred income taxes                   29,561         24,188
          Other current assets                    11,223         12,467
                                                --------       --------
               Total current assets              225,129        221,266

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization
 of $116,096 and $106,647 in 1996 and 1995,
 respectively                                     61,433         50,244

OTHER ASSETS, NET                                 16,629         24,343
                                                --------       --------
               Total Assets                     $303,191       $295,853
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
          Short-term borrowings                 $  8,000   $         --
          Accounts payable                        22,054         16,295
          Other accrued liabilities               79,471         83,561
                                                --------       --------
               Total current liabilities         109,525         99,856
                                                --------       --------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
          Preferred  stock, par value $.0001:
           authorized, 10,000 shares,
           outstanding, none                         --             --

          Common stock and additional paid-in
           capital, common stock par value
           $.0001: authorized, 50,000 shares;
           outstanding; 27,843 shares and
           27,275 shares in 1996 and 1995,
           respectively                           93,881         79,702

          Cumulative translation adjustment          408            206

          Unrealized holding gain on
           investment securities                       -             37

          Retained earnings                       99,377        116,052
                                                --------       --------
               Total stockholders' equity        193,666        195,997
                                                --------       --------

               Total liabilities and
                 Stockholders' Equity           $303,191       $295,853
                                                ========       ========

________________________________________________________________________________
See accompanying notes to the condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                           --------------------------------        --------------------------------
                                           SEPTEMBER 28,      SEPTEMBER 30,        SEPTEMBER 28,      SEPTEMBER 30,
                                                1996               1995                 1996              1995
--------------------------------------------------------------------------------------------------------------------
NET SALES
          Product                                $71,839            $54,976           $189,481             $185,480
          Service                                 21,466             20,399             63,005               59,800
                                                 -------            -------           --------             --------
                Total net sales                   93,305             75,375            252,486              245,280
                                                 -------            -------           --------             --------

COST OF SALES
          Product                                 39,427             26,236             99,575               86,599
          Service                                 10,358              9,108             30,493               26,490
                                                 -------            -------           --------             --------
                Total cost of sales               49,785             35,344            130,068              113,089
                                                 -------            -------           --------             --------

                Gross profit                      43,520             40,031            122,418              132,191
                                                 -------            -------           --------             --------

OPERATING EXPENSES
          Selling, general and administrative     28,199             22,460             90,673               76,971

          Product development                     14,227             15,823             47,342               50,836
                                                 -------            -------           --------             --------
                Total operating expenses          42,426             38,283            138,015              127,807
                                                 -------            -------           --------             --------

                Income (loss) from operations      1,094              1,748            (15,597)               4,384

INTEREST INCOME, NET                                 476                920              2,387                2,865
                                                 -------            -------           --------             --------

                Income (loss) before income
                  taxes                            1,570              2,668            (13,210)               7,249

PROVISION FOR (BENEFIT FROM) INCOME TAXES            (78)               774             (5,536)               2,102
                                                  -------            -------           --------             --------

                Net income (loss)                $ 1,648            $ 1,894           $ (7,674)            $  5,147
                                                 =======            =======           ========             ========

EARNINGS (LOSS) PER SHARE                          $0.06              $0.07             $(0.28)               $0.18
                                                 =======            =======           ========             ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        27,524             27,943             27,286               28,428
                                                 =======            =======           ========             ========

________________________________________________________________________________
See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                   NINE MONTHS ENDED
                                         -------------------------------------
                                              SEPTEMBER 28,    SEPTEMBER 30,
                                                   1996             1995
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                         $ (7,674)       $   5,147
      Adjustments to reconcile net
       income (loss) to cash provided by
       (used in) operating activities:
             Depreciation and amortization        11,713           13,626
             Tax benefit of employee stock
              transactions                         2,436              360
             Changes in:
                 Accounts receivable              (8,933)           6,648
                 Leases receivable                 7,317           (4,410)
                 Inventories                     (33,628)          (1,236)
                 Deferred income taxes            (6,181)          (4,020)
                 Other current assets                430            1,755
                 Accounts payable                  5,785           (2,611)
                 Other accrued liabilities        (2,957)           5,519
                                                --------        ---------
                 Net cash provided by
                  (used in) operating
                  activities                     (31,692)          20,778
                                                --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease in short-term investments          9,983           13,751
       Investment in property and equipment      (22,935)         (14,447)
       Decrease in other                           1,905              821
                                                --------        ---------
                 Net cash provided by
                  (used in) investing
                  activities                     (11,047)             125
                                                --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under short-term
        borrowing agreement                       10,000                0
       Repayments of short-term
        borrowing agreement                       (2,000)               0
       Repurchase of common stock                (12,012)         (19,152)
       Issuance of common stock under stock
        option and stock purchase plans           14,013            6,314
                                                --------        ---------
                 Net cash provided by
                  (used in) financing
                  activities                      10,001          (12,838)
                                                --------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (229)             394
                                                --------        ---------

       Net increase (decrease) in
        cash and cash equivalents                (32,967)           8,459

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    46,135           28,671
                                                --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 13,168        $  37,130
                                                ========        =========

--------------------------------------------------------------------------
See accompanying notes to the condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1 - INTERIM STATEMENTS

          In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of September 28, 1996 and its condensed consolidated results of operations and cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. The results of operations for the three and nine months ended September 28, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996. Certain information reported in the prior year has been reclassified to conform to the 1996 presentation.

          The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1995 and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

          The components of inventories were as follows (in thousands):

                                 SEPTEMBER 28,       DECEMBER 31,
                                      1996               1995
                                 --------------------------------
          Raw materials               $42,007             $26,906
          Work-in-process              20,862               5,981
          Finished goods               21,203              17,597
                                      -------             -------

              Total inventories       $84,072             $50,484
                                      =======             =======

NOTE 3 - SHORT-TERM BORROWINGS

          The Company has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required. Under the terms of the agreement, the interest rate is determined at the time of borrowing and is based on the London Interbank Offered Rate plus a margin, or prime rate. At September 28, 1996, borrowings under the facility totalled $8.0 million with a weighted average interest rate of 5.9%.


NOTE 4 - LEGAL CONTINGENCIES

          On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California (the "Court") alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs sought damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. On October 7, 1996, the Court approved the settlement of this matter. The settlement did not have a material adverse effect on the Company's financial condition.

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

-------------------------------------------------------------------------------

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The Company reported record revenues for the third quarter ended September 28, 1996, representing a 24.0% increase over the 1995 third quarter revenues. Net revenues for the quarter ended September 28, 1996, were $93.3 million compared to $75.4 million in the quarter ended September 30, 1995. For the nine months in 1996, net sales were $252.5 million, representing an increase of 2.9% from the nine months in 1995. The change in the third quarter revenue resulted, in part, from shipments of the Sequoia(TM) 512 and Sequoia(TM) C256
ultrasound systems which began shipping at the end of July 1996.   Worldwide
service revenue increased 5.2% to $21.5 million from $20.4 million in the quarter ended September 30, 1995, and increased 5.4% to $63.0 million from $59.8 million for the nine months in 1995, primarily due to a larger base of installed systems under service contract. International revenue increased to $32.2 million in the third quarter from $27.1 million in the third quarter of 1995 and $94.0 million during the first nine months of 1996, totalling 37.2% of net sales, as compared to 35.9% in the comparable 1995 period.

          The Company believes that the trends of health care provider consolidation, medical cost containment and intense competitive pressures which existed in 1995 are continuing in 1996. The Company believes that future revenues may continue to be impacted by these uncertainties, especially in the domestic ultrasound market.

          The gross profit for the third quarter of 1996, was 46.6% of net sales, compared to 53.1% in the third quarter of 1995. For the nine months ended September 28, 1996, gross profit was 48.5% of net sales compared to 53.9% for the nine months in 1995. The percentage change was primarily a reflection of the manufacturing start-up costs for the new Sequoia ultrasound systems and of lower service margins. The lower service margins were primarily due to pricing pressures as a result of medical cost containment.

          Selling, general and administrative costs were $28.2 million or 30.2% of net sales in the quarter ended September 28, 1996, as compared to $22.5 million or 29.8% of net sales in the same period of the prior year. For the nine months ended September 28, 1996, selling, general and administrative expenses were $90.7 million or 35.9% compared to $77.0 million or 31.4% in the nine months in 1995. The spending increase was primarily attributable to the launch of the new Sequoia ultrasound systems plus investments in international distribution.

          Product development costs in the third quarter of 1996, decreased to $14.2 million or 15.2% of net sales, from $15.8 million or 21.0% of net sales in the third quarter of 1995. For the nine months ended September 28, 1996, product development costs decreased to $47.3 million or 18.8% of net sales compared to $50.8 million or 20.7% of net sales in the nine months in 1995.

          The tax benefit for the nine months ended September 28, 1996, was $5.5 million versus a tax provision of $2.1 million in 1995. The effective tax rate for the nine months ended September 28, 1996, was a benefit of 41.9% versus a provision of 29.0% in the same period in the prior year. The benefits result from an application of the year- to-date loss to tax liabilities in other periods and from the reinstated federal research and development tax credit.

          On October 28, 1996, the Company introduced its new Aspen(TM) ultrasound system. The Company plans to begin shipments of the Aspen product in the fourth quarter of 1996. As a result of this new product introduction, the Company expects to incur substantial additional selling expenses and manufacturing costs. The introduction of the Aspen and Sequoia ultrasound systems may also negatively impact revenues from existing products, as potential customers postpone buying decisions until they evaluate the capabilities of the new ultrasound systems. Accordingly, the Company currently expects to report a loss in the range of $0.10 to $0.20 per share for the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and short-term investments balance decreased $43.0 million during the nine months ended September 28, 1996, to $13.2 million. During the nine months ended September 28, 1996, the Company used $31.7 million in cash for operations, as compared to 1995 when operations generated $20.8 million in cash. Included in the cash used in operations was $15.0 million provided by the sale of the lease portfolio during the second quarter of 1996. Inventories increased $33.6 million during the nine months primarily as a result of the planned introduction of new products. The increase in inventories also was the primary cause for an increase in accounts payable of $5.8 million during the year.

          The Company's investing and financing activities for the nine months ended September 28, 1996, used $1.0 million. The Company purchased $22.9 million of equipment during the year, primarily consisting of demonstration systems, manufacturing equipment, computers and software. Included in the financing activities for the nine months of 1996, is $14.0 million raised through employee participation in the Company's stock option and stock purchase plans and $12.0 million used for common stock repurchases. In the same period a year ago, employee participation in the Company's stock plans generated $6.3 million while the repurchases of common stock used $19.2 million.

          In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the third quarter of 1996, the Company repurchased no shares. There have been 3,464,800 shares repurchased, to date, toward this Board authorization. On October 15, 1996, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified time. There have been no purchases toward this authorization.

          At September 28, 1996, the Company's working capital totalled $115.6 million. The Company also has a revolving unsecured credit facility for $50 million which is in effect through March 1997. No compensating balances are required. The Company drew a net of $8.0 million on this line of credit during
the quarter.   At the end of the quarter there was $42.0 million available under this credit facility.

          Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, the borrowing arrangements described above, and cash generated from operations will be sufficient to meet the Company's operating and capital requirements for fiscal 1996.

INVESTMENT RISKS

          Except for the historical information contained herein, the Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report contains forward-looking statements regarding the Company and its products. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from these forward-looking statements due to a number of important factors, including the following:

          The introduction of the Sequoia and Aspen platforms raises several risk factors. Specifically, the success of the Sequoia and Aspen products depends on actual and perceived levels of product performance in a clinical environment; market acceptance of the products and their pricing; successful ramp-up of production; competitor responses including competing products and pricing, intellectual property allegations, and product positioning counterstrategies; and timely completion of future product enhancements. The introduction of the new Sequoia and Aspen products may adversely impact sales of the Company's existing product lines as potential customers evaluate Sequoia and Aspen technology. The realizable value of inventory and/or fixed assets for all of the Company's products is dependent on the timing and success of product introduction to the marketplace and market acceptance.

          For a description of the investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K for the year ended December 31, 1995 and Form 8-K filed on October 28, 1996, with the Securities and Exchange Commission.

________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

          The current status is the same as previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1995, except as follows:

          On July 1, 1993 and July 30, 1993, individuals purporting to represent a class of persons who purchased Acuson common stock during the period between October 24, 1990, and July 22, 1992, filed two separate, but related, actions against the Company and twelve of its officers and one former officer in the Federal District Court for the Northern District of California (the "Court") alleging that the defendants' statements about the Company were incomplete or inaccurate, in violation of Federal securities laws. Plaintiffs sought damages in an unspecified amount, as well as equitable relief or injunctive relief and attorneys' fees, experts' fees and costs. On October 7, 1996, the Court approved the settlement of this matter. The settlement did not have a material adverse effect on the Company's financial condition.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of the Company was held on July 23, 1996.

b)  The result of Stockholders' votes at the Annual Meeting were as follows:

    (i) All nominees for director of the Company were elected by the following vote:

               Name                     Votes For       Votes Withheld
               ----                     ---------       --------------
               Robert J. Gallagher      24,864,441          284,604
               Albert L. Greene         24,871,899          277,146
               Karl H. Johannsmeier     24,871,431          277,614
               Samuel H. Maslak         24,864,006          285,039
               Alan C. Mendelson        24,871,099          277,946

    (ii) Approval of an amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares underlying the options automatically granted to non-employee directors on an annual basis from 5,000 to 7,500.
                                                                        Broker
                Votes For       Votes Against         Abstain          Non-Vote
                ---------       -------------         -------          --------
                21,246,165       3,701,223            201,657              0

    (iii) Ratification of appointment of Arthur Andersen LLP as independent public accountants of the Company.
                                                                         Broker
                Votes For       Votes Against         Abstain          Non-Vote
                ---------       -------------         -------          --------
                25,026,283          64,584             58,178              0

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits
                --------

                  10.1    1995 Stock Incentive Plan, as amended
                  27.1    Financial Data Schedule

           b)   Reports on Form 8-K
                -------------------

                  The Company filed a report on Form 8-K on October 28, 1996.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACUSON CORPORATION
                                           (Registrant)

November 11, 1996                 By  /s/ Stephen T. Johnson
                                     --------------------------------------
                                        Stephen T. Johnson
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (duly authorized Officer and Principal
                                        Financial and Accounting Officer)