Form 10-K
period 1996-12-31
ACUSON CORP
filed 1997-03-28
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________


                        Commission file number  0-14953
                                                -------

                               ACUSON CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      94-2784998
-----------------------                   ---------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                  P.O. BOX 7393 MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (415) 969-9112
                                                            --------------

                                  ----------

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

                                  ----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ x ]     No [  ]
                                              -----        ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                              ----

        The aggregate market value of the Registrant's voting stock held by non-affiliates on February 28, 1997 (based upon the NYSE closing price on such date) was approximately $809,019,721.

        As of February 28, 1997, there were 29,023,129 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 20, 1997 (other than the Compensation Committee Report and Performance Graph contained therein) (Part
III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Part II).

PART I
ITEM 1
BUSINESS


General Business

Acuson Corporation ("Acuson" or the "Company") is a manufacturer, worldwide marketer and service provider of high-performance medical diagnostic ultrasound systems and image management products. Hospitals, clinics and healthcare delivery systems throughout the world use Acuson products for a broad range of clinical applications including radiology, cardiology, obstetrical/gynecological ("OB/GYN") and peripheral vascular.

Set forth below is a description of the Company's business. This description includes forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Investment Risks" section set forth below as well as in the sections entitled "Competition" and "Government Regulation" below.


Company History

The Company was incorporated in California in 1981 and changed its state of incorporation to Delaware in 1986. Since its inception, the Company has focused exclusively on medical diagnostic ultrasound.

The first generation system, the Acuson(R) 128, launched in 1983, was based on an advanced computer-based ultrasound architecture. Over its seven year life, the system grew to support many additional new ultrasound modes, transducers and other capabilities.

Acuson's second generation system, the Acuson 128XP(R), was introduced in July 1990. A more configurable system than the original Acuson 128, the 128XP system provides a greater number of application-specific configurations for a broader range of clinical use. This greater flexibility has allowed the Company to address a wider spectrum of clinical specialties and pricing segments in both the international and domestic ultrasound markets. The Company's installed base of 128 and 128XP systems totals more than 13,000 systems worldwide.

During 1996, Acuson introduced two new ultrasound platforms, the Sequoia(TM) and Aspen(TM) systems. These new systems are described in "Sequoia Ultrasound Platform" and "Aspen Ultrasound Platform" below.

The AEGIS(R) digital image and data management system, introduced by Acuson in October 1992, provides capabilities for the capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and clinical environments and over wide-area networks.


1996 Highlights

During 1996, Acuson introduced two new ultrasound platforms, the Sequoia(TM) ultrasound systems and the Aspen(TM) ultrasound system, to be sold along with the 128XP system.

Acuson introduced the Sequoia(TM) 512 ultrasound system for general imaging applications and the Sequoia(TM) C256 echocardiography system for cardiology applications in April 1996, and began shipping the products in July 1996. The Sequoia platform is Acuson's highest performance ultrasound platform.

In October 1996, Acuson announced its second major ultrasound product introduction of the year: the Aspen ultrasound system. The Aspen system resulted from a convergence of select technologies from the Sequoia platform and other Acuson innovations to create a high-performance platform that is sold at a lower price than the Sequoia systems. The Aspen system began shipping in November 1996.

Also during 1996, Acuson introduced its EF(TM) Extended Frequency imaging upgrade for Acuson's 128XP platform. The extended frequency technology, which provides high-resolution, high-frequency imaging, resulted from the development of the Aspen ultrasound system.

Acuson's Products and Technologies

Acuson's ultrasound platforms - the Sequoia ultrasound platform, the Aspen ultrasound platform and the 128XP ultrasound platform - are designed to bring cost-effective solutions to clinical applications such as radiology, cardiology, OB/GYN and peripheral vascular. Acuson believes that this family of ultrasound systems, along with the AEGIS digital image and data management system, provide the following benefits when compared with other ultrasound technologies.

     Imaging Performance. Acuson's systems are designed to provide superior
     -------------------
     image quality through greater detail resolution, contrast resolution and image uniformity. In addition, Acuson systems provide superior clinical sensitivity for a broad range of Doppler and color Doppler applications, which are used to detect, measure and depict blood flows.

     Versatility. Acuson's breadth of product offerings provide customers with a
     -----------
     wide range of choices depending on their budgetary and clinical needs.

     Reliability.  The Company's thousands of ultrasound systems under warranty
     -----------
     or full-service contract in North America have achieved greater than 99.9% cumulative uptime since 1983.

     Upgradability.  Acuson's ultrasound systems have an upgradable core
     -------------
     architecture. Every Acuson 128 system shipped since 1983 can be upgraded to perform every diagnostic capability the Company now offers on new 128XP systems. In many cases, the changes are accomplished simply with new software. In other cases, customers purchase new hardware options or transducers, which also include new software to control performance. The new Sequoia and Aspen ultrasound platforms are designed to follow the same philosophy of upgradability that was established with the Acuson 128 platform.

     Ease of Use.  Acuson's philosophy of system design and its system
     -----------
     architecture allow for greater ease of use. The portability and maneuverability of the Sequoia and Aspen platforms help increase hospital efficiency and productivity, while the ergonomic design of the new systems and transducers enhances both doctor and patient comfort levels.

Sequoia Ultrasound Platform. Sequoia system technology relies on four
---------------------------
proprietary cornerstones: Coherent Image Formation, Doppler technology, transducer technology with patented connectors and the DIMAQ(TM) integrated ultrasound workstation. The list price of the Sequoia systems ranges from $200,000 to $350,000.

  Coherent Image Formation. Sequoia systems use multiple beamformers and scan
  ------------------------
  with digital processing channels to acquire and encode both phase and amplitude data. This encoded data is then assembled to create images based on the full echo information.

  Doppler Technology. Acuson's advances in Doppler technology on the Sequoia
  ------------------
  systems include SST(TM) Color Doppler and Solo(TM) Spectral Doppler.

       SST(TM) Color Doppler. With SST Color Doppler, the Sequoia C256 and
       ---------------------
       Sequoia 512 systems use multiple beamformers to produce high spatial resolution color Doppler images at high frame rates.

       Solo(TM) Spectral Doppler. The Sequoia systems use a dedicated audio
       -------------------------
       beamformer for spectral Doppler. This results in a high degree of sensitivity and clarity of information throughout the entire spectral waveform.

  Transducer Technology. The Sequoia platform includes a new family of
  ---------------------
  transducers that feature new acoustic, connector and ergonomic design. These transducers offer a new level of high frequency capability and low noise performance. The new patented Sequoia transducer connector features a pinless design, while maintaining 612 simultaneous connections. In addition, these transducers offer expanded MultiHertz(R) multiple frequency imaging capabilities.

  DIMAQ(TM) Integrated Ultrasound Workstation.  The Sequoia platform integrates
  -------------------------------------------
  a special-purpose ultrasound workstation into the system architecture. The DIMAQ workstation has direct access to exam data generated in the system. It offers real-time digital image processing, such as DELTA(TM) differential echo amplification, and runs special application programs. DELTA differential echo amplification is a patented, real-time processing technique for improving wall visualization and tissue conspicuity. The DIMAQ workstation provides connectivity and DICOM capability. DICOM is the standard format for networking medical systems in the hospital and private office environment.


Aspen Ultrasound Platform. The Aspen ultrasound system resulted from a
-------------------------
convergence of select technologies from the Sequoia ultrasound platform and other Acuson innovations to create a high-performance platform at a lower price than Sequoia technology. The Aspen platform is built on four major cornerstones: technology convergence, value engineering, transducer technology and the DIMAQ integrated ultrasound workstation. The list price of the Aspen system ranges from $150,000 to $250,000.


  Technology Convergence. As mentioned above, the Aspen platform represents a
  ----------------------
  convergence of select technologies from the Sequoia platform and other Acuson innovations. One example of these innovations that is currently unique to the Aspen system is Convergent(TM) Color Doppler, which improves color Doppler performance in such applications as renal, obstetric, gynecologic and small parts imaging.

  Value Engineering.  Value engineering provides versatility and upgradability,
  -----------------
  system portability and ergonomics. The Aspen system is compact, lightweight and provides a HomeBase keyboard design that places the most frequently used controls at the user's fingertips.

  Transducer Technology.  The Aspen platform supports more than 20 transducers
  ---------------------
  addressing all major ultrasound clinical applications. The Aspen system accommodates new transducers designed specifically for the Aspen platform as well as select transducers from both the 128XP and the Sequoia systems.

  DIMAQ(TM) Integrated Ultrasound Workstation.  The DIMAQ workstation is a
  -------------------------------------------
  special-purpose ultrasound workstation that is completely integrated within the Aspen architecture. The DIMAQ workstation, which includes the hardware foundation for DICOM software and real-time JPEG compression and decompression, has direct access to exam data generated in the system. It offers real-time digital image processing and runs special application programs.

128XP Ultrasound Platform.  The Acuson 128XP system has more than 28
-------------------------
transducers and has shared-services capabilities. The new EF Extended Frequency option provides high-resolution, high-frequency imaging and resulted from the development of the Aspen ultrasound systems. The list price of the 128XP system ranges from $80,000 to $150,000.

AEGIS(R) Digital Image and Data Management System.  The AEGIS system enables the
-------------------------------------------------
capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and over wide-area networks. The AEGIS system allows connectivity to DICOM PACS (picture archiving and communication systems) and printers and supports ultrasound systems from Acuson and from other manufacturers. The list price of the AEGIS system depends on size and capability of the network and a typical system can range in price from $125,000 to $350,000.

Acuson attempts to protect its intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company also relies substantially on its unpatented proprietary know-how. See "Investment Risks - Patents and Proprietary Technology" for a detailed discussion as well as certain risk factors.


Marketing and Sales

The Company sells its products primarily to hospitals, clinics, private and governmental institutions and healthcare agencies and doctors' offices. The Company and its subsidiaries employ their own full-time sales, service and applications staff in North America, certain European countries, Australia and Japan. Acuson sells through independent distributors in other European countries, Asia, South America, and the Middle East.

The Company focuses its efforts on the following major hospital based ultrasound market segments: United States General Imaging, United States Cardiovascular and International. The Company entered the United States General Imaging, United States Cardiovascular and International market segments in 1983, 1988 and 1984, respectively.

The major sub-segments of the United States General Imaging market include radiology, peripheral vascular and OB/GYN. Radiology includes examinations of abdominal organs, the gastrointestinal tract, the urinary tract and small parts such as the breasts, testes and thyroid. The peripheral vascular sub-segment focuses primarily on examinations of the vessels of the leg and neck. Applications of OB/GYN center on examinations of the female reproductive system and the developing fetus. Cardiology applications center on examinations of the heart and proximate vessels, while cardiovascular applications extend to include the entire vascular system. International markets generally include the same range of clinical ultrasound applications as the domestic market.

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

Acuson warrants its products for 12 months and thereafter provides service through service contracts and other purchase arrangements. All domestic ultrasound systems under Acuson warranty or full-service contracts are guaranteed to have 99.0% uptime, and such systems have averaged more than 99.9% cumulative uptime since 1983.

Systems under warranty or service contract receive periodic maintenance by Acuson service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. These services may be purchased from the Company's service organization by customers who do not have a service contract with Acuson.

Service revenue was 24.6%, 24.6% and 21.3% of total net sales in 1996, 1995 and 1994, respectively. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Investment Risks - Service" below for certain risk factors related to the Company's service business.

Competition

Acuson competes primarily on the basis of its major clinical benefits of imaging performance, versatility, reliability, upgradability, ease of use and price.

The Company believes that these product capabilities can enable physicians to make earlier, more accurate and/or more confident diagnoses and also can provide superior long-term economic value. As do virtually all companies in the industry, Acuson offers on-site system demonstrations to customers during the sales process, and customers frequently do their own evaluations of equipment performance and other factors. The markets for these products have become increasingly competitive and price is often a factor in the purchase decision.

The Company's ultrasound equipment competes with systems offered by a number of companies and their affiliates abroad, including Advanced Technology Laboratories, Inc., Aloka Co., Ltd., Diasonics, Inc. (a subsidiary of Elbit, Ltd.), General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Siemens Medical Systems, Inc. and Toshiba Medical Systems, Inc. Most of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. While the Company believes that its systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by Acuson and in some cases are substantially less expensive than Acuson's products. See "Investment Risks - Competition" below.

Ultrasound units are generally among the least expensive of imaging modalities such as conventional x-ray, computed tomography and magnetic resonance imaging when compared to diagnostic ultrasound imaging. In addition, in certain applications, ultrasound offers capabilities that make it the modality of choice regardless of cost. However, no assurance can be given that such price and/or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding. See "Investment Risks - Ultrasound Market Changes" below.


Product Development

One of Acuson's fundamental beliefs is that technology innovation can provide the best solutions for cost-constrained environments. The Company spent $70,800,000, $66,400,000 and $60,900,000 on product development in 1994, 1995 and 1996, respectively. See "Company History" and "Acuson Products and Technologies" above.

Since Acuson's founding, virtually all product development has taken place at the Company's headquarters in Mountain View, California. The Company maintains a strong commitment to product development programs to develop proprietary technologies. Product development is subject to certain risk factors. See "Investment Risks - New Products" below.


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

Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has recently finalized changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The

Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA and the State of California, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

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

For capital costs for inpatient services, prior to October 1, 1991, Medicare reimbursed hospitals an amount based on 85 percent of the actual reasonable costs they had incurred. On October 1, 1991, Medicare began to phase in over a ten year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. Provisions included in the President's Budget Request for the fiscal year 1998 would result in further reductions in capital payments to hospitals.

For certain hospital outpatient services, including ultrasound examinations, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount, 42 percent of which is based on the hospital's reasonable costs and 58 percent of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. For the fiscal years 1991 through 1998 (beginning October 1, 1990), reimbursement for the cost portion of the blend is reduced by 5.8 percent. The President's Budget also would require capital outpatient reimbursement to shift from a cost basis to a prospective payment system by 1999. It is unclear what impact such a change, if enacted by Congress, would have on payment for ultrasound services. Capital acquisition costs for services furnished to hospital outpatients are currently reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital. The President's Budget would call for a greater reduction in payment for these costs.

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

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of Federal law and regulations. The Clinton Administration and Congress currently are considering certain revisions to the Medicaid program that would allow states more control over coverage and payment issues. The Administration also already has granted many states waivers to allow for greater control of the program at the state level. At this time whether the legislative changes will be enacted into law and, if so, what the impact would be on Medicaid payment for diagnostic services is uncertain.

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

The Clinton Administration and the Congress from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including the Company's products.

In addition to the federal laws described above, there are state laws and regulations regarding the manufacture and sale of healthcare products and diagnostic devices, and reimbursement for such products and their use. These laws and regulations also are subject to future changes whose impact cannot be projected.


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


Employees

As of December 31, 1996, the Company had 1,777 full-time employees. The Company considers its relations with its employees to be good.

Investment Risks

In evaluating and understanding Acuson's business and financial prospects and the potential success of any Acuson product, and in evaluating any forward-looking statement contained in this document or otherwise, prospective investors and shareholders should carefully consider the factors set forth below.

    NEW PRODUCTS.  During 1996, Acuson introduced two major new products, the
    ------------
Sequoia and Aspen ultrasound systems. Although sales of the Sequoia system, which began in the third quarter of 1996, have exceeded expectations, and sales of the Aspen system only began in the fourth quarter of 1996, there is no guarantee that such sales will continue to increase or even continue at their current rate. As more Aspen and Sequoia systems enter the clinical environment, continued market acceptance will depend in part on the actual and perceived performance of these products in that clinical environment. In addition, the Company believes that the continued success of the new products will depend as well on the timely and successful completion of future product enhancements and capabilities. While the Company has a number of these new product enhancements and capabilities as well as additional new products under development at any time, there is no guarantee as to when, if ever, the development of such products and product enhancements and capabilities will be completed. Further, because both the Aspen and Sequoia systems have been shipping for less than a year, the Company does not have a history of warranty repairs on which to base its estimate of warranty reserves. While the Company has made what it believes to be adequate warranty reserves to cover warranty parts and labor on these new Sequoia and Aspen systems, there can be no assurance that the actual warranty loss incurred will not exceed provisions made at the time of shipment. Finally, the realizable value of the Company's inventory and/or fixed assets for the new products is dependent on continued market acceptance for those products.

     COMPETITION.  Diagnostic ultrasound is a well-established field in which
     -----------
there are a number of competitors. The Company competes with several companies and their affiliates such as Advanced Technology Laboratories, Inc. ("ATL"), Aloka Co., Ltd., Diasonics, Inc. (a subsidiary of Elbit, Ltd.), General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Siemens Medical Systems, Inc., and Toshiba Medical Systems, Inc., most of which have significantly greater financial and other resources. In addition, most of these companies compete in more medical imaging and other market segments and countries than the Company. While the Company believes that its Sequoia and Aspen systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by the Company and in some cases are substantially less expensive than the Company's products.

Market success in diagnostic ultrasound is heavily dependent on the purchaser's evaluation of the system's diagnostic value, ease of use and safety. Any established or new ultrasound company may introduce a system or upgrades to an existing system that is equal to or superior to the Company's products in quality or performance and no assurance can be given that the Company's products will remain competitive with existing or future products. If a competitor introduces a new product, customers may delay submitting new orders to the Company and may cancel orders in the backlog. Further, recently ATL received premarket approval from the United States Food and Drug Administration for a particular claim relating to its system for a specific use in breast imaging. While the FDA's approval is not an indication that ATL's product is superior for any application, the granting of the PMA means that only ATL may promote its product for that specific use. The PMA may adversely impact Acuson's sales of systems for breast imaging in the future.

    ULTRASOUND MARKET CHANGES.  Ultrasound is generally among the least
    -------------------------
expensive of imaging modalities such as conventional X-ray, computed tomography and magnetic resonance imaging compared with diagnostic ultrasound imaging. In addition, in certain applications, ultrasound offers capabilities that make it the modality of choice regardless of cost. However, these price and/or performance advantages may not continue in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding.

The trends of health care provider consolidation, medical cost containment, and intense competitive pressures are continuing in the market. These factors have put increased pressures on ultrasound system pricing and have required the Company to introduce lower priced configurations of its 128XP ultrasound systems. These factors, as well as start-up and other manufacturing costs of the Company's new product lines, have contributed to the decline in the Company's gross margins over the last several years. For example, the Company's gross margins have declined from 61.3% in 1990 to 47.9% in 1996. Further, the U.S. government is considering Medicare reforms. The Company believes that future revenues and profitability will continue to be impacted by these uncertainties, especially in the domestic markets. Although some portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is temporary or permanent.

    PATENTS AND PROPRIETARY TECHNOLOGY.  Acuson attempts to protect its
    ----------------------------------
intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company owns or has rights to greater than forty U.S. and international patents, covering certain aspects of its systems, and it has several patent applications pending. No assurances can be given as to the breadth or degree of protection patents, copyrights, trademarks or trade secrets will afford the Company.

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

    REGULATION BY GOVERNMENT AGENCIES.  As a manufacturer of medical devices,
    ---------------------------------
Acuson is subject to various regulations of the United States Food and Drug Administration (the "FDA") and of the California Department of Health Services, including marketing clearance or approval of the Company's products by the FDA. The process of obtaining such clearances or approvals can be time consuming, lengthy, and expensive and there can be no assurance that the necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. In fact, the Company believes that the time it takes to obtain clearance for new products has increased and the FDA has been more rigorous in its 510(k) clearance process.

Manufacturers of medical devices marketed in the United States are required to adhere to numerous regulations setting forth detailed Good Manufacturing Practices requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting requirements that a firm report to FDA certain adverse events associated with a Company's devices. The Company is subject to routine inspection by FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters.
The FDA has recently finalized changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA and the State of California, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

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

    EMPLOYEES.  Acuson believes that its continued success and future growth
    ---------
will depend on, among other factors, its ability to continue to attract and retain skilled employees. The loss of a significant number of employees could adversely affect its business, most significantly by delaying the development of new products and product enhancements. The job market in the Silicon Valley area is very competitive, especially for skilled electrical and software engineers. There can be no assurance that the Company will be able to retain or hire key employees.

    MANUFACTURING.  Component parts and microprocessors for the Company's
    -------------
products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply, and disruption or termination of those sources could have a temporary adverse effect on shipments and the financial results of the Company. The Company believes that it could ultimately develop alternate sources for all such items, but that sales could be lost or deferred as a result of doing so.

    SERVICE.  Approximately 24.6% of the Company's 1996 revenues were derived
    -------
from the Company's service activities, including the sales of service contracts and time and material services. Increasing cost containment pressures in the market have adversely impacted the number of customers purchasing service contracts and the prices of those contracts, but this impact has been somewhat offset by the Company's increased installed base and an increase in time and material services. The Company believes that the trend away from service contracts will continue and there can be no assurance that the Company will be able to continue to maintain its current levels of service contract revenue. Further, the introduction of the Sequoia and Aspen products by the Company could reduce the sale of service contracts and options to the 128XP system installed base. In addition, the Company has made significant expenditures in establishing remote diagnostic and other service programs unique to the new Sequoia and Aspen systems. There can be no assurance that this investment will be profitable, as the success of the Aspen and Sequoia service program will depend in part on the number of Aspen and Sequoia systems sold. Currently, all Aspen and Sequoia systems sold are still under one year warranty. Finally, the Company has seen an increasing trend for hospitals to purchase asset management contracts, in which all of the hospital's medical equipment and in some cases, other assets, are managed and serviced by third parties. As Acuson does not sell asset management services and only services Acuson ultrasound systems, this increased trend toward asset management contracts could have an adverse impact on the Company's sales of service contracts and its time and materials service business.

    INTERNATIONAL OPERATIONS AND INTERNATIONAL RECEIVABLES.  As the Company's
    ------------------------------------------------------
international business has grown, the Company has an increasing percentage of its receivables in other countries. In Italy and Brazil the amount of receivables exceeds $8,000,000 and in China, the amount of receivables exceeds $5,000,000. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries. The Company enters into foreign currency exchange contracts as described in Note 2 to its Consolidated Financial Statements for the year ended December 31, 1996 and does not believe it has significant risk from changes in exchange rates.

    EARTHQUAKE.  The Company's research and development and manufacturing
    ----------
activities, its corporate headquarters, and other critical business operations are located near major earthquake faults. In the event of a major earthquake, the ultimate impact on the Company, significant suppliers, and the general infrastructure is unknown, but operating results could be materially affected. The Company is not insured for losses and interruptions caused by earthquakes.


Acuson, AEGIS, MultiHertz, XP and 128XP are registered trademarks and Aspen, Convergent, CCD, DELTA, DIMAQ, EF, Sequoia, Solo and SST are trademarks of Acuson Corporation.

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

ITEM 4A

Directors and Executive Officers of the Registrant.  The directors and executive
--------------------------------------------------
officers of the Company and their ages as of March 31, 1997 are as follows:


Name                    Age     Position
----                    ---     --------
Samuel H. Maslak        48      Chairman of the Board and Chief Executive
                                 Officer
Robert J. Gallagher     53      President, Chief Operating Officer and Director
Albert L. Greene        47      Director
Karl H. Johannsmeier    68      Director
Alan C. Mendelson       49      Director
Daniel R. Dugan         42      Senior Vice President, Worldwide Sales,
                                 Service and Marketing
Bradford C. Anker       51      Vice President, Manufacturing
Charles H. Dearborn     44      Vice President, Secretary and General
                                 Counsel
Stephen T. Johnson      53      Vice President, Chief Financial Officer
L. Thomas Morse         53      Vice President, Corporate Controller
William C. Varley       47      Vice President, Cardiology Business Operations


Samuel H. Maslak co-founded the Company in September 1981, and has been a Chief Executive Officer and a director since that date. He was President of the Company from September 1981 until May 1995. He was appointed Chairman of the Board in May 1995.

Robert J. Gallagher joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991, Chief Operating Officer in January 1994 and was elected a director and President of the Company in May 1995.

Albert L. Greene became a director of the Company in March 1995. Mr. Greene served as the President and Chief Executive Officer of Alta Bates Medical Center in Berkeley, California from May 1990 until February 1996 and has been President of Alta Bates Health System since February 1996. He is a member of the American College of Healthcare Executives, the American Hospital Association, the Alta Bates Medical Center Board of Trustees, the Alta Bates Health System Board of Directors, and other hospital associations.

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

Alan C. Mendelson became a director of the Company in March 1995. Mr. Mendelson has been a partner in the law firm of Cooley Godward LLP since January 1980 and has been the Managing Partner of its Palo Alto office since November 1996. Mr. Mendelson also served as Managing Partner between May 1990 and March 1995. Mr. Mendelson was Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 until June 1996. Mr. Mendelson is also a director of Isis Pharmaceuticals, Inc., a biopharmaceutical company, CoCensys, Inc., a biopharmaceutical company, and Elexsys International, Inc., a manufacturer of interconnect products used in advanced electronic equipment.

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

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report").


ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Consolidated Financial Data" in the Company's 1996 Annual Report.


ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report.


ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Form 10-K is incorporated by reference to the consolidated financial statements and notes thereto, and to the section captioned "Quarterly Data" in the Company's 1996 Annual Report.


ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

With the exception of the information specifically incorporated by reference from the 1996 Annual Report in Part II of this Form 10-K, the Company's 1996 Annual Report is not to be deemed filed as part of this Form 10-K.


PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors.  The information required by Item 10 of Form 10-K with respect to
---------
directors is incorporated by reference to the information contained in the sections captioned "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997 (the "Proxy Statement").

Executive Officers.  See page 15 of this Form 10-K.
-------------------

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

PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:


    (1) Financial Statements. The following consolidated financial statements of Acuson Corporation and Report of Independent Public Accountants are incorporated into this Form 10-K Report by reference to the section entitled "Financial Contents" of the Company's 1996 Annual Report:


        Consolidated Statements of Operations -- For the Three Years Ended December 31, 1996

        Consolidated Balance Sheets -- As of December 31, 1996 and 1995

        Consolidated Statements of Stockholders' Equity -- For the Three Years Ended December 31, 1996

        Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 1996

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

        Supplementary Information
          Quarterly Data (Unaudited)

    (2) Financial Statement Schedules. The following financial statement schedule of Acuson Corporation for the three years ended December 31, 1996 is filed as part of this Form 10-K:

                                                                 Page

        Report of Independent Public Accountants on
        Valuation and Qualifying Accounts Schedule               S-1

        Valuation and Qualifying Accounts For The
        Three Years Ended December 31, 1996 (Schedule II)        S-2

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes incorporated herein by reference to the Company's 1996 Annual Report.

(3)Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

   3.1   Restated Certificate of Incorporation, as amended         *
         (Exhibit 3.8)

   3.2   Bylaws as amended (Exhibit 3.1)                           @@@

   4.1   Rights Agreement, dated as of May 5, 1988, between        ***
         Acuson Corporation and The First National Bank of
         Boston, as Rights Agent (Exhibit 1)

  10.1   The Company's 401(k) Plan, as amended (Exhibit 10.1)      ****(1)

  10.2   The Company's 1986 Employee Stock Purchase Plan
         (the "1986 Purchase Plan"), as amended (Exhibit 10.2)     /(1)

  10.3   Form of Employee Stock Purchase Agreement to be used      *(1)
         under the 1986 Purchase Plan (Exhibit 10.5)

  10.4   The Company's 1982 Incentive Stock Option Plan, as        /(1)
         amended (Exhibit 10.4)

  10.5   Form of Incentive Stock Option and related exercise       **(1)
         documents (Exhibit 10.5)

  10.6   The Company's 1986 Supplemental Stock Option Plan, as     /(1)
         amended (Exhibit 10.6)

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

  10.10 Series C Convertible Preferred Stock Purchase Agreement, * dated March 30, 1984, between the Company and the Purchasers listed on Exhibit A thereto (Exhibit 10.10)

  10.11  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments III and the Company (Exhibit 19.1)

  10.12  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments III and the Company (Exhibit 19.2)

  10.13  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments III and the Company (Exhibit 19.3)

  10.14  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments VI and the Company (Exhibit 19.4)

  10.15  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments V and the Company (Exhibit 19.5)

  10.16  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments VI and the Company (Exhibit 19.6)

  10.17  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments VI and the Company (Exhibit 19.7)

  10.18  Lease of office space, dated May 15, 1990, between        ++
         Shoreline Investments VII and the Company (Exhibit 19.8)

   10.19 The Company's 1991 Stock Incentive Plan (Exhibit 19.1)    +++(1)

   10.20 Form of the Company's Supplemental and Non-Employee       /(1)
         Director Supplemental Options under the 1991 Stock
         Incentive Plan and related exercise documents as amended
         (Exhibit 10.23)

   10.21 Non-Negotiable Secured Promissory Note, dated August 8,   ++++(1)
         1991, of Daniel R. Dugan (Exhibit 19.1)

   10.22 Second Deed of Trust, dated August 8, 1991, between       ++++
         Daniel R. Dugan and First American Title Insurance
         Company, as Trustee (Exhibit 19.2)

   10.23 Lease of office space, dated July 31, 1991, between       ++++
         Shoreline Investments V and the Company (Exhibit 19.3)

   10.24 First Amendment to the Company's 401(k) Plan
         (Exhibit 10.31)                                           #(1)

   10.25 Lease of office space, dated January 31, 1992,            ##
         between Shoreline Investments V and the Company
         (Exhibit 19.1)

   10.26 Officers' Bonus Plan (Exhibit 10.30)                      ####(1)

   10.27 Form of Amendment Number 1 to Supplemental Stock Option   ////(1)
         Terms Under the Company's 1986 Supplemental Stock Plan and 1991 Stock Incentive Plan (Exhibit 10.1)

   10.30 Form of Supplemental Stock Option Terms Under the         ////(1)
         Company's 1991 Stock Incentive Plan (Exhibit 10.2)

   10.31 Credit Agreement between Acuson Corporation and the       @@
         First National Bank of Boston, as Agent, dated July 2,
         1992 as amended, dated April 14, 1995 (Exhibit 10.1)

   10.32 The Company's 1995 Employee Stock Purchase Plan           @@@(1)
         (Exhibit 10.1)

   10.33 The Company's 1995 Stock Incentive Plan, as               &(1)
         amended (Exhibit 10.1)

   11.1  Statement regarding computation of per share earnings     /
         for the fiscal year ended December 31, 1993
         (Exhibit 11.2)

   11.2  Statement regarding computation of per share earnings     //
         for the fiscal period ended April 2, 1994 (Exhibit 11.1)

   11.3  Statement regarding computation of per share earnings     ///
         for the fiscal period ended July 2, 1994 (Exhibit 11.1)

   11.4  Statement regarding computation of per share earnings     ////
         for the fiscal period ended October 1, 1994
         (Exhibit 11.1)

   11.5  Statement regarding computation of per share earnings    @
         for the fiscal year ended December 31, 1994
         (Exhibit 11.6)

   11.6  Statement regarding computation of per share earnings    @@
         for the fiscal period ended April 1, 1995 (Exhibit 11.1)

   13.1 The portion of the Annual Report to security holders for the fiscal year ended December 31, 1996, which is incorporated by reference.

   21.1  Subsidiaries of Registrant

   23.1  Consent of Independent Public Accountants

   27.1  Financial Data Schedule for the year ended December 31, 1996

(b) The Registrant filed a report on Form 8-K on October 28, 1996, containing information in response to Item 5, "Other Events."

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

   & Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended September 28, 1996.

 (1) Management contract or compensatory plan required to be filed as an exhibit.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ACUSON CORPORATION



March 28, 1997                  By /s/ Samuel H. Maslak
                                   ------------------------------------
                                       Samuel H. Maslak
                                       Chairman and Chief Executive Officer


March 28, 1997                  By /s/ Robert J. Gallagher
                                   ------------------------------------
                                       Robert J. Gallagher
                                       President and Chief Operating Officer


March 28, 1997                  By /s/ Stephen T. Johnson
                                   ------------------------------------
                                       Stephen T. Johnson
                                       Vice President, Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
--------------------------------------------------------------------------------

/s/ Samuel H. Maslak        Chairman and Chief Executive        March 28, 1997
------------------------     Officer
(Samuel H. Maslak)


/s/ Robert J. Gallagher     President, Chief Operating Officer  March 28, 1997
------------------------     and Director
(Robert J. Gallagher)


/s/Stephen T. Johnson       Vice President, Chief Financial     March 28, 1997
------------------------     Officer(Principal Financial
(Stephen T. Johnson)         Officer and Accounting Officer)



/s/ Albert L. Greene        Director                            March 28, 1997
------------------------
(Albert L. Greene)


/s/ Karl H. Johannsmeier    Director                            March 28, 1997
------------------------
(Karl H. Johannsmeier)


/s/ Alan C. Mendelson       Director                            March 28, 1997
------------------------
(Alan C. Mendelson)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


We have audited in accordance with generally accepted auditing standards, the financial statements included in Acuson Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at
Part IV, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



San Jose, California
January 31, 1997

ACUSON CORPORATION                                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1996
(In thousands)



                            Balance at Charged to             Balance at
                            Beginning  Costs and                 End
                            of Period   Expenses   Write-Offs  of Period
                            ---------- ----------  ---------- ----------
Allowance for doubtful
accounts:
  Year ended:
        December  31, 1994      $2,844    $   597     $    (9)    $3,432
        December  31, 1995      $3,432    $  (175)    $  (259)    $2,998
        December  31, 1996      $2,998    $   442     $  (472)    $2,968

Accrued warranty:
  Year ended:
        December  31, 1994      $3,287    $ 7,949     $(6,761)    $4,475
        December  31, 1995      $4,475    $ 8,146     $(8,181)    $4,440
        December  31, 1996      $4,440    $ 9,526     $(7,942)    $6,024