Form 10-Q
period 1997-03-29
ACUSON CORP
filed 1997-05-13
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1997 or

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

      Registrant's telephone number, including area code, is (415) 969-9112



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.0001 par value                   28,913,489  shares
   -------------------------------              ---------------------------
          (Class)                               Outstanding at  May 3, 1997

--------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                         Page
                                                                         Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             March 29, 1997 and December 31, 1996                          1

         Condensed Consolidated Statements of Operations
             for the Three Months Ended March 29, 1997 and
             March 30, 1996                                                2

         Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 29, 1997 and
             March 30, 1996                                                3

         Notes to Condensed Consolidated
             Financial Statements                                          4

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 9

ITEM 6.  Exhibits and Reports on Form 8-K                                  9

Signature                                                                 10

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                   March 29,        December 31,
                                                                                     1997               1996
----------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and cash equivalents                                                     $ 21,987         $  14,413

     Accounts receivable, net                                                       111,137            93,647
     Inventories                                                                     77,920            83,196
     Deferred income taxes                                                           21,303            22,316
     Other current assets                                                            22,009            22,388
                                                                                   --------         ---------

         Total current assets                                                       254,356           235,960


Property and Equipment, at cost, net of accumulated depreciation
    and amortization of $122,173 and $118,518 in 1997 and 1996, respectively         61,173            65,884

Other assets, net                                                                    18,021            18,857
                                                                                   --------         ---------

         Total Assets                                                              $333,550          $320,701
                                                                                   ========          ========

Liabilities and Stockholders' Equity
Current Liabilities
     Short-term borrowings                                                        $  18,000         $  13,000
     Accounts payable                                                                20,567            20,235
     Other accrued liabilities                                                       87,227            92,410
                                                                                   --------         ---------

         Total current liabilities                                                  125,794           125,645
                                                                                   --------         ---------

Commitments and contingencies (Note 4)

Stockholders' Equity
     Preferred stock, par value $0.0001:
         authorized, 10,000 shares; outstanding, none                                    --                --
     Common stock and additional paid-in capital, common stock par value
         $0.0001: authorized, 50,000 shares; outstanding, 28,873 shares
         and 28,246 shares in 1997 and 1996, respectively                           115,560           102,756
     Cumulative translation adjustment                                                 (544)              527
     Retained earnings                                                               92,740            91,773
                                                                                   --------         ---------

         Total stockholders' equity                                                 207,756           195,056
                                                                                   --------         ---------

         Total Liabilities and Stockholders' Equity                                $333,550          $320,701
                                                                                   ========          ========

===================================================================================================================

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                                              Three Months Ended
                                                                       ---------------------------------
                                                                          March 29,         March 30,
                                                                             1997              1996
--------------------------------------------------------------------------------------------------------
Net sales
     Product                                                               $87,503           $64,337
     Service                                                                20,078            20,489
                                                                           -------            ------
         Total net sales                                                   107,581            84,826

Cost of sales
     Product                                                                46,753            30,950
     Service                                                                10,067             9,833
                                                                           -------            ------
         Total cost of sales                                                56,820            40,783
                                                                           -------            ------

         Gross profit                                                       50,761            44,043
                                                                           -------            ------
Operating expenses
     Selling, general and administrative                                    28,961            26,767
     Product development                                                    13,224            16,372
                                                                           -------            ------
            Total operating expenses                                        42,185            43,139
                                                                           -------            ------

         Income  from operations                                             8,576               904

Interest income, net                                                            84               899
                                                                           -------            ------

         Income  before income taxes                                         8,660             1,803

Provision for  income taxes                                                  2,815               541
                                                                           -------            ------

         Net income                                                       $  5,845          $  1,262
                                                                          ========          ========

Earnings per share                                                       $    0.19          $   0.05
                                                                          ========          ========

Weighted average common shares outstanding                                  30,666            27,197
                                                                          ========          ========

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

                                                                                     Three Months  Ended
                                                                                 -------------------------------
                                                                                 March 29,          March 30,
                                                                                   1997               1996
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income                                                                    $ 5,845            $ 1,262
     Adjustments to reconcile net income
        to cash provided by (used in)  operating activities:
           Depreciation and amortization                                             6,026              4,784
           Tax benefit of employee stock transactions                                2,976                 82
           Changes in:
               Accounts receivable                                                 (18,091)               641
               Leases receivable                                                      (237)            (6,524)
               Inventories                                                           5,190             (8,475)
               Deferred income taxes                                                   968                270
               Other current assets                                                    861                 68
               Accounts payable                                                        455              8,740
               Other accrued liabilities                                            (2,193)            (2,376)
                                                                                   -------             ------

                  Net cash provided by (used in) operating activities                1,800             (1,528)
                                                                                   -------             ------
Cash flows from investing activities
     Decrease in short-term investments                                                 --              3,948
     Investment in property and equipment                                           (2,018)            (7,098)
     Other                                                                             198                717
                                                                                   -------             ------

                  Net cash used in investing activities                             (1,820)            (2,433)
                                                                                   -------             ------
Cash flows from financing activities
       Borrowings under  short-term borrowing agreement                              5,000                 --
     Repurchase of common stock                                                     (7,807)            (9,930)
     Issuance of common stock under stock option and
        stock purchase plans                                                        10,665              3,393
                                                                                   -------             ------

                  Net cash provided by (used in) financing activities                7,858             (6,537)
                                                                                   -------             ------

Effect of exchange rate changes on cash                                               (264)               (33)
                                                                                   -------             ------

     Net increase (decrease) in cash and cash equivalents                            7,574            (10,531)

Cash and cash equivalents, beginning of period                                      14,413             46,135
                                                                                   -------             ------

Cash and cash equivalents, end of period                                           $21,987            $35,604
                                                                                   =======            =======

-------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Interim Statements

       In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of March 29, 1997 and its condensed consolidated results of operations and cash flows for the three-month periods ended March 29, 1997 and March 30, 1996. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997. Certain information reported in the prior year has been reclassified to conform to the 1997 presentation.

       The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1996 and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.



Note 2 - Inventories

       The components of inventories were as follows (in thousands):

                            March 29,              December 31,
                              1997                     1996
                           ------------------   ---------------

Raw materials                 $35,182                 $38,224
Work-in-process                14,962                  18,740
Finished goods                 27,776                  26,232
                               ------                  ------

       Total inventories      $77,920                 $83,196
                              =======                 =======


Note 3 - Short-Term Borrowings

     At March 29, 1997, the Company temporarily had two revolving, unsecured credit facilities in place. The first unsecured credit agreement was for $50.0 million, had originated in April 1995 and expired March 31, 1997. Under the terms of this revolving, unsecured credit agreement, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. The weighted average borrowings were $16.3 million during the first quarter and the weighted average interest rate was 6.0%. At March 29, 1997, borrowings under this facility totalled $18.0 million and the effective rate was 6.3%. Borrowing under this facility was subject to certain debt covenants and the Company was in compliance with those covenants.

     The new unsecured credit agreement is for $75.0 million and is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. At March 29, 1997, there were no borrowings under this new facility. Subsequent to the quarter end, the outstanding balance of $18.0 million was transferred from the original agreement to the new agreement and the original agreement was terminated. This new agreement is also subject to certain debt covenants and the Company is in compliance with those covenants.

Note 4 - Legal Contingencies

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

Note 5 - Disclosure of the Impact That a Recently Issued Financial Standard Will Have on the Financial Statements When Adopted in a Future Period

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to existing pronouncements. SFAS No. 128 is effective for financial statements with periods ending after December 15, 1997. This statement requires restatement of all prior-period earnings per share data presented. The Company anticipates adopting SFAS No. 128 and this adoption will not have a material effect on its financial statements. Calculated under SFAS No. 128, the basic earnings per share for the first quarter is $0.20 and the diluted earnings per share is $0.19.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, ("SFAS No. 129"), "Disclosure of Information about Capital Structure", which will be adopted in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company anticipates this adoption will not have a material effect on its financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

       The Company reported record revenues for the first quarter ended March 29, 1997, representing a 26.8% increase over the 1996 first quarter revenues. Net revenues for the quarter ended March 29, 1997, were $107.6 million compared with $84.8 million in the quarter ended March 30, 1996. The change in the first quarter revenue resulted, in part, from shipments of the Sequoia(TM) ultrasound systems and the Aspen(TM) ultrasound system which began in July and November 1996, respectively. Worldwide service revenue remained relatively stable at $20.1 million compared with $20.5 million in the quarter ended March 30, 1996. International revenue increased 6.9% to $37.1 million in the first quarter compared with $34.8 million in the first quarter of 1996.

       Cost of sales increased as a percentage of net sales to 52.8% for 1997 compared with 48.1% for 1996. The percentage increase in 1997 was primarily a reflection of the product mix and start-up and warranty costs on new product installations.

       Selling, general and administrative costs were $29.0 million or 26.9% of net sales in the quarter ended March 29, 1997, as compared with $26.8 million or 31.6% of net sales in the same period of the prior year. The spending increase was primarily attributable to the investments in the Company's worldwide distribution network.

       Product development spending for the first quarter of 1997 declined to $13.2 million or 12.3% of net sales, compared with $16.4 million or 19.3% of net sales in the first quarter of 1996. The $3.1 million decline in 1997 spending represented a planned reduction following the new product introductions. Although product development expenses have decreased from 1996, the Company maintains a strong commitment to product development programs to develop proprietary technologies.

       The provision for income taxes for the first quarter was $2.8 million compared with $0.5 million in 1996. The effective tax rate for the three months ended March 29, 1997, was 32.5% compared with 30.0% in the same period in the prior year.

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "Earnings Per Share." The Company will adopt adopting SFAS No. 128 and anticipates that the adoption will not have a material effect on its financial statements. Please see Note 5 to the condensed consolidated financial statements for further discussion.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, ("SFAS No. 129"), "Disclosure of Information about Capital Structure." The Company anticipates that this adoption will not have a material effect on its financial statements. Please see note 5 to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

       The Company's cash and cash equivalents balance increased $7.6 million during the three months ended March 29, 1997, to $22.0 million. During the quarter, the Company generated $1.8 million in cash from operations, as compared with 1996 when operations used $1.5 million in cash, due primarily to improved profitability and a reduction in inventory. Inventories provided $5.2 million during the quarter from a reduction in inventories as a result of new product introduction. Accounts receivable used $18.1 million in cash due primarily to higher revenues.

       The Company's investing and financing activities for the three months ended March 29, 1997, provided $6.0 million in cash. Included in the financing activities for the three months of 1997, was $10.7 million raised through employee participation in the Company's stock option and stock purchase plans, which is offset by $7.8 million used for common stock repurchases. In the same period a year ago, employee participation in the Company's stock plans generated $3.4 million while the repurchases of common stock used $9.9 million.

       In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock, over an unspecified period of time, to reduce the dilutive effect of the Company's stock plans. During the first quarter of 1997, the Company repurchased 213,100 shares at a total cost of $5.7 million. As of March 29, 1997, the Company had repurchased 3,914,000 shares toward the 4,000,000 share repurchase authorization at a cumulative cost of $55.9 million. On October 15, 1996, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. There have been no purchases toward this authorization. As with all purchases thus far, the Company intends to fund future purchases by utilizing the Company's cash balances.

     Working capital in the first quarter increased over the corresponding prior-year period due primarily to increased cash flow from operations which resulted in higher cash and accounts receivable. At March 29, 1997, the Company's working capital totalled $128.6 million.

     At March 29, 1997, the Company temporarily had two revolving, unsecured credit facilities in place. The first unsecured credit agreement was for $50.0 million, had originated in April 1995 and expired March 31, 1997. Under the terms of this revolving, unsecured credit agreement, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. The weighted average borrowings were $16.3 million during the first quarter and the weighted average interest rate was 6.0%. At March 29, 1997, borrowings under this facility totalled $18.0 million and the effective rate was 6.3%. Borrowing under this facility was subject to certain debt covenants and the Company was in compliance with those covenants.

     The new unsecured credit agreement is for $75.0 million and is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. At March 29, 1997, there were no borrowings under this new facility. Subsequent to the quarter end, the outstanding balance of $18.0 million was transferred from the original agreement to the new agreement and the original agreement was terminated. This new agreement is also subject to certain debt covenants and the Company is in compliance with those covenants.

       Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations, and the borrowing arrangements described above will be sufficient to meet the Company's operating and capital requirements for fiscal 1997.

Investment Risks

       The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section in this report contains forward-looking statements regarding the Company and its products. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. The Company's actual results could differ materially from these discussed in this document. In evaluating the forward-looking statements contained in this document, prospective investors and shareholders should carefully consider the factors set forth below.

       The Sequoia and Aspen ultrasound platforms raise several risk factors. Specifically, the success of these products depends on actual and perceived levels of product performance in a clinical environment; market acceptance of the products and their pricing; competitor responses including competing products and pricing, intellectual property allegations and product positioning counterstrategies, and timely completion of future product capabilities. The realizable value of inventory and/or fixed assets for all of the Company's products is dependent on the timing and success of product introduction to the marketplace and market acceptance.

       In addition, while the Company believes that there has recently been a positive momentum in the worldwide ultrasound market, there can be no assurance that this momentum will continue. Also, the Company's business is subject to further risks from developments in other imaging modalities and changes in government regulation of the marketing of ultrasound equipment.

       The foregoing Investment Risks relate to the forward-looking statements contained in this document. For a description of the general investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Acuson is a registered trademark and Aspen and Sequoia are trademarks of Acuson Corporation.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS

           The current status is the same as previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1996.



ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
           a)   Exhibits
                --------

                   4.1 Credit Agreement, dated March 28, 1997, between Acuson Corporation and ABN AMRO Bank N. V., as Agent for Lenders
                  10.1      1995 Employee Stock Purchase Plan, as amended
                  10.2      1995 Stock Incentive Plan, as amended
                  10.3      1991 Stock Incentive Plan, as amended
                  27.1      Financial Data Schedule

           b)    Reports on Form 8-K
                 -------------------
                  The Company filed no reports on Form 8-K during the quarter ended March 29, 1997.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ACUSON CORPORATION
                                                  (Registrant)

May 12, 1997                            By  /s/ Stephen T. Johnson
                                           -----------------------
                                           Stephen T. Johnson
                                           Vice President, Chief Financial
                                           Officer (duly authorized Officer
                                           and Principal Financial and
                                           Accounting Officer)