Form 10-Q
period 1997-06-28
ACUSON CORP
filed 1997-08-11
CIK 717014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 28, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                         Commission file number 0-14953




                               ACUSON CORPORATION
             (Exact name of registrant as specified in its charter)




                DELAWARE                             94-2784998
         -----------------------          --------------------------------
         (State of Incorporation)         (IRS Employer Identification No.)

                              1220 CHARLESTON ROAD
                                 P. O. BOX 7393
                          MOUNTAIN VIEW, CA 94039-7393
                    (Address of principal executive offices)

      Registrant's telephone number, including area code, is (650) 969-9112
                                                             --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.0001 par  value                    28,811,760  shares
    -------------------------------              -----------------------------
              (Class)                            Outstanding at August 2, 1997

--------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                                        PAGE
                                                                                       NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
                  June 28, 1997 and December 31, 1996                                    1

         Condensed Consolidated Statements of Operations for the Three
                  Months Ended June 28, 1997 and June 29, 1996 and for the Six
                  Months Ended June 28, 1997
                  and June 29, 1996                                                      2

         Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 28, 1997 and
                  June 29, 1996                                                          3

         Notes to Condensed Consolidated
                  Financial Statements                                                   4

ITEM 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               9

ITEM 4.  Submission of Matters to a Vote of Security Holders                             9

ITEM 6.  Exhibits and Reports on Form 8-K                                                9

Signature                                                                               10

----------------------------------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                 JUNE 28,      DECEMBER 31,
                                                                                   1997           1996
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash                                                                        $  25,558      $  14,413
     Accounts receivable, net                                                      120,618         93,647
     Inventories                                                                    75,599         83,196
     Deferred income taxes                                                          21,891         22,316
     Other current assets                                                           14,245         22,388
                                                                                 ---------      ---------

         Total current assets                                                      257,911        235,960


PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
    and amortization of $125,752 and $118,518 in 1997 and 1996, respectively        60,166         65,884

OTHER ASSETS, NET                                                                   19,000         18,857
                                                                                 ---------      ---------

         Total Assets                                                            $ 337,077      $ 320,701
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                                                       $  12,000      $  13,000
     Accounts payable                                                               25,338         20,235
     Other accrued liabilities                                                      91,256         92,410
                                                                                 ---------      ---------

         Total current liabilities                                                 128,594        125,645
                                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.0001:
         authorized, 10,000 shares; outstanding, none                                 --             --
     Common stock and additional paid-in capital, common stock par value
         $0.0001: authorized, 50,000 shares; outstanding, 28,753 shares
         and 28,246 shares in 1997 and 1996, respectively                          118,675        102,756
     Cumulative translation adjustment                                                (761)           527
     Retained earnings                                                              90,569         91,773
                                                                                 ---------      ---------

         Total stockholders' equity                                                208,483        195,056
                                                                                 ---------      ---------

         Total Liabilities and Stockholders' Equity                              $ 337,077      $ 320,701
                                                                                 =========      =========

===================================================================================================================

See accompanying notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -----------------------      ------------------------
                                                    JUNE 28,     JUNE 29,      JUNE 28,       JUNE 29,
                                                     1997          1996          1997           1996
-------------------------------------------------------------------------------------------------------
NET SALES
     Product                                      $  91,316     $  53,305      $ 178,819     $ 117,642
     Service                                         21,376        21,050         41,454        41,539
                                                  ---------     ---------      ---------     ---------
         Total net sales                            112,692        74,355        220,273       159,181
                                                  ---------     ---------      ---------     ---------

COST OF SALES
     Product                                         49,407        29,198         96,160        60,148
     Service                                         11,446        10,302         21,513        20,135
                                                  ---------     ---------      ---------     ---------
         Total cost of sales                         60,853        39,500        117,673        80,283
                                                  ---------     ---------      ---------     ---------

         Gross profit                                51,839        34,855        102,600        78,898
                                                  ---------     ---------      ---------     ---------


OPERATING EXPENSES
     Selling, general and administrative             29,802        35,707         58,763        62,474
     Product development                             14,388        16,743         27,612        33,115
                                                  ---------     ---------      ---------     ---------
         Total operating expenses                    44,190        52,450         86,375        95,589
                                                  ---------     ---------      ---------     ---------


         Income (loss) from operations                7,649       (17,595)        16,225       (16,691)

INTEREST INCOME, NET                                    250         1,012            334         1,911
                                                  ---------     ---------      ---------     ---------

         Income (loss) before income taxes            7,899       (16,583)        16,559       (14,780)

PROVISION FOR (BENEFIT FROM) INCOME TAXES             2,155        (5,999)         4,970        (5,458)
                                                  ---------     ---------      ---------     ---------


         Net income (loss)                        $   5,744     $ (10,584)     $  11,589     $  (9,322)
                                                  =========     =========      =========     =========


EARNINGS (LOSS) PER SHARE                         $    0.19     $   (0.39)     $    0.38     $   (0.34)
                                                  =========     =========      =========     =========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                30,686        27,137         30,687        27,167
                                                  =========     =========      =========     =========

------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
                                                                             SIX MONTHS  ENDED
                                                                          -----------------------
                                                                            JUNE 28,     JUNE 29,
                                                                             1997          1996
-----------------------------------------------------------------------------------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $ 11,589      $ (9,322)
     Adjustments to reconcile net income (loss)
        to cash provided by (used in) operating activities:
           Depreciation and amortization                                    11,123         9,603
           Tax benefit of employee stock transactions                        4,473         2,037
           Changes in:
               Accounts receivable                                         (27,891)        6,335
               Leases receivable                                              (984)        8,294
               Inventories                                                   7,514       (32,319)
               Deferred income taxes                                           205        (6,061)
               Other current assets                                          8,401           328
               Accounts payable                                              5,250        14,781
               Other accrued liabilities                                     1,442        (5,768)
                                                                          --------      --------

                  Net cash provided by (used in) operating activities       21,122       (12,092)
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in short-term investments                                       --           6,929
     Investment in property and equipment                                  (11,600)      (13,389)
     Sale of fixed assets                                                    5,396          --
     Other                                                                     265           793
                                                                          --------      --------

                  Net cash used in investing activities                     (5,939)       (5,667)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of short-term borrowings                                    (6,000)         --
     Borrowings under short-term borrowing agreement                         5,000          --
     Repurchase of common stock                                            (16,612)      (12,012)
     Issuance of common stock under stock option and
        stock purchase plans                                                13,901         8,863
                                                                          --------      --------

                  Net cash used in financing activities                     (3,711)       (3,149)
                                                                          --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (327)         (146)
                                                                          --------      --------

     Net increase (decrease) in cash                                        11,145       (21,054)

CASH, BEGINNING OF PERIOD                                                   14,413        46,135
                                                                          --------      --------

CASH, END OF PERIOD                                                       $ 25,558      $ 25,081
                                                                          ========      ========

------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

       In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of June 28, 1997, and its condensed consolidated results of operations and cash flows for the six-month periods ended June 28, 1997 and June 29, 1996. The results of operations for the three and six-month periods ended June 28, 1997, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997. Certain information reported in the prior year has been reclassified to conform to the 1997 presentation.

       The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1996, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

       Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended June 28, 1997, the treasury stock method was used in computing the earnings per share. For the quarter ended June 29, 1996, the modified treasury stock method was used.


NOTE 3 - INVENTORIES

       The components of inventories were as follows (in thousands):

                                            JUNE 28,    DEC. 31,
                                             1997        1996
                                            -------     -------

                 Raw materials              $30,068     $38,224
                 Work-in-process             16,611      18,740
                 Finished goods              28,920      26,232
                                            -------     -------

                      Total inventories     $75,599     $83,196
                                            =======     =======


NOTE 4 - SHORT-TERM BORROWINGS

       The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. During the second quarter, the weighted average borrowings were $17.3 million and the weighted average interest rate was 6.7%. For the six months ended June 28, 1997, the weighted average borrowings were $17.1 million and the weighted average interest rate was 6.4%. At June 28, 1997, borrowings under this facility totaled $12.0 million and the effective rate was 6.7%. Borrowing under this facility is subject to certain debt covenants and the Company is in compliance with these covenants.

NOTE 5 - LEGAL CONTINGENCIES

       On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million. The Company intends to defend this suit vigorously.


NOTE 6 - DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED FINANCIAL STANDARDS WILL HAVE ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to existing pronouncements. SFAS No. 128 is effective for financial statements with periods ending after December 15, 1997. This statement requires restatement of all prior-period earnings per share data presented. The Company anticipates that this adoption will not have a material effect on its financial statements. Calculated under SFAS No. 128, for the three and six-month periods ended June 28, 1997, basic earnings per share were $0.20 and $0.40, respectively, and diluted earnings per share were $0.19 and $0.38, respectively.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, ("SFAS No. 129"), "Disclosure of Information about Capital Structure," which will be adopted in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company anticipates that this adoption will not have a material effect on its financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for fiscal periods beginning after December 15, 1997. The company anticipates that this adoption will not have a material effect on its financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company anticipates that this adoption will not have a material effect on its financial statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       The Company reported record revenues for the second quarter ended June 28, 1997, representing a 51.6% increase over 1996 second quarter revenues. Net revenues for the quarter ended June 28, 1997, were $112.7 million compared with $74.4 million for the quarter ended June 29, 1996. For the six months ended June 28, 1997, net revenues were $220.3 million, representing an increase of 38.4% over 1996 six-month revenues of $159.2 million. The increases in revenues were primarily due to shipments of the Sequoia(TM) ultrasound systems and the Aspen(TM) ultrasound system, which began in July and November 1996, respectively. Worldwide service revenue remained constant at $21.4 million compared with $21.1 million for the quarters ended June 28, 1997 and June 29, 1996, respectively. Worldwide service revenue was $41.5 million for both the six-month periods ended June 28, 1997 and June 29, 1996. International revenue increased 39.2% and 21.0% over prior year periods to $37.7 million and $74.8 million for the three and six-month periods ended June 28, 1997, respectively.

       Cost of sales increased as a percentage of net sales to 54.0% and 53.4% for the three and six-month periods ended June 28, 1997, compared with 53.1% and 50.4% for the three and six-month periods ended June 29, 1996, respectively. The percentage increases were primarily due to product mix changes and warranty costs on new product installations.

       Selling, general and administrative expenses for the quarter ended June 28, 1997, declined to $29.8 million or 26.4% of net sales, compared with $35.7 million or 48.0% of net sales for the quarter ended June 29, 1996. For the six months ended June 28, 1997, selling, general and administrative costs were $58.8 million or 26.7% of net sales, compared with $62.5 million or 39.2% of net sales for the same period in 1996. In the prior year, significant advertising and other launch related expenses were incurred in connection with the introduction of the Sequoia ultrasound systems.

       Product development spending for the second quarter of 1997, declined to $14.4 million or 12.8% of net sales, compared with $16.7 million or 22.5% of net sales for the second quarter of 1996. For the six months ended June 28, 1997, product development costs were $27.6 million or 12.5% of net sales, compared with $33.1 million or 20.8% of net sales for the same period in 1996. The decrease was primarily due to reduced prototype expenses from the 1996 periods when the Company was completing development of the Sequoia and Aspen products. Although product development expenses have decreased in 1997, the Company maintains a strong commitment to product development programs to develop proprietary technologies.

       The provision for income taxes was $2.2 million for the second quarter of 1997, compared with a benefit of $6.0 million for the second quarter of 1996. For the six months ended June 28, 1997, the provision for income taxes was $5.0 million compared with a benefit of $5.5 million for the six months ended June 29, 1996. The effective tax rate for the second quarter of 1997 was a provision of 27.3% compared with a benefit of 36.2% for the second quarter of 1996. The effective tax rate for the six months ended June 28, 1997, was a provision of 30.0% compared with a benefit of 36.9% for the same period in 1996. The prior year benefits resulted from the application of respective period losses to tax liabilities in other prior periods.

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "Earnings Per Share;" No. 129, ("SFAS No. 129"), "Disclosure of Information about Capital Structure;" No. 130, ("SFAS No. 130"), "Reporting Comprehensive Income;" and No. 131, ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." The Company anticipates that these adoptions will not have a material effect on its financial statements. Please see Note 6 to the condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash balances increased $11.1 million during the six months ended June 28, 1997, to $25.6 million. During the six months ended June 28, 1997, the Company generated $21.1 million in cash from operations, as compared with 1996, when operations used $12.1 million in cash. The increase was primarily due to improved profitability and a reduction in inventory, partially offset by an increase in accounts receivable. For the six months ended June 28, 1997, the reduction in inventory provided $7.5 million in cash primarily as a result of new product introduction. Accounts receivable used $27.9 million in cash primarily due to higher revenues.

       The Company's investing and financing activities for the six months ended June 28, 1997, used $9.7 million in cash. The Company purchased $11.6 million of equipment during the year, primarily consisting of computer and test equipment. Included in the financing activities for the first half of 1997, is $13.9 million raised through employee participation in the Company's stock option and stock purchase plans and $16.6 million used for share repurchases. In the same period a year ago, employee participation in the Company's stock plans generated $8.9 million while the repurchases of common stock used $12.0 million.

       In 1993, the Board of Directors authorized the repurchase of 4,000,000 shares of the Company's common stock, over an unspecified period of time, to reduce the dilutive effect of the Company's stock plans. On October 15, 1996, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. During the second quarter of 1997, the Company repurchased 397,100 shares at a total cost of $9.5 million. As of June 28, 1997, the Company had completed the 1993 repurchase authorization and had repurchased 311,100 shares toward the 4,000,000 share repurchase authorized in 1996. As with all purchases thus far, the Company intends to fund future purchases by utilizing the Company's cash balances.

       Working capital for the six months ended June 28, 1997, increased over the corresponding prior-year period primarily from increased cash flow from operations. At June 28, 1997, the company's working capital totaled $129.3 million.

       The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. During the second quarter, the weighted average borrowings were $17.3 million and the weighted average interest rate was 6.7%. For the six months ended June 28, 1997, the weighted average borrowings were $17.1 million and the weighted average interest rate was 6.4%. At June 28, 1997, borrowings under this facility totaled $12.0 million and the effective rate was 6.7%. Borrowing under this facility is subject to certain debt covenants and the Company is in compliance with these covenants.

       Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations, and the borrowing arrangement described above will be sufficient to meet the Company's operating and capital requirements for fiscal 1997.

INVESTMENT RISKS

       The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report contains forward-looking statements regarding the Company and its products. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. The Company's actual results could differ materially from those discussed in this document. In evaluating the forward-looking statements contained in this document, prospective investors and shareholders should carefully consider the factors set forth below.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS

       The current status is the same as previously reported in Company's Form 10-K for the fiscal year ended December 31, 1996.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Annual Meeting of Stockholders of the Company was held on May 20, 1997.

b)     The result of Stockholders' votes at the Annual Meeting were as follows:

       (i) All nominees for director of the Company were elected by the following vote:

    Name                          Votes For                      Votes Withheld
    ----                          ---------                      --------------
    Robert J. Gallagher           25,643,625                     379,537
    Albert L. Greene              25,641,012                     382,150
    Karl H. Johannsmeier          25,640,157                     383,005
    Samuel H. Maslak              25,635,956                     387,206
    Alan C. Mendelson             25,642,660                     380,502

       (ii) Ratification of appointment of Arthur Andersen LLP as independent public accountants of the Company.

                                                                        Broker
    Votes For              Votes Against         Abstain                Non-Vote
    ---------              -------------         -------                --------
    25,967,687                  18,342             37,133                     0

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

           27.1      Financial Data Schedule


b)     Reports on Form 8-K

           The Company filed no reports on Form 8-K during the quarter ended June 28, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SIGNATURE





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACUSON CORPORATION
                                            (Registrant)


August 11, 1997                      By  /s/ Stephen T. Johnson
                                         -----------------------
                                         Stephen T. Johnson
                                         Vice President, Chief Financial Officer
                                         (duly authorized Officer and Principal
                                         Financial and Accounting Officer)