Form 10-Q
period 1997-09-27
ACUSON CORP
filed 1997-11-10
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           ------------------------

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 27, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                        Commission file number  0-14953




                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)




           DELAWARE                               94-2784998
    ------------------------            --------------------------------
    (State of Incorporation)            (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $0.0001 par  value            28,819,101 shares
      --------------------------------     -------------------------------
             (Class)                       Outstanding at November 1, 1997

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of
                September 27, 1997 and December 31, 1996                                               1

         Condensed Consolidated Statements of Operations
                for the Three Months Ended September 27, 1997 and
                September 28, 1996 and for the Nine Months Ended
                September 27, 1997 and September 28, 1996                                              2

         Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 27, 1997 and
                September 28, 1996                                                                     3

         Notes to Condensed Consolidated
                Financial Statements                                                                   4

ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                    6


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                             9

ITEM 6.  Exhibits and Reports on Form 8-K                                                              9

Signature                                                                                              10

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                   September 27,     December 31,
                                                                                        1997             1996
-----------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $ 14,815           $ 14,413
  Accounts receivable, net                                                             119,288             93,647
  Inventories                                                                           73,552             83,196
  Deferred income taxes                                                                 22,267             22,316
  Other current assets                                                                  13,611             22,388
                                                                                      --------           --------

     Total current assets                                                              243,533            235,960
                                                                                      --------           --------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
    and amortization of $130,873 and $118,518 in 1997 and 1996, respectively            69,983             65,884
                                                                                      --------           --------

OTHER ASSETS, NET                                                                       18,644             18,857
                                                                                      --------           --------

     Total Assets                                                                     $332,160           $320,701
                                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                                               $  7,000           $ 13,000
  Accounts payable                                                                      21,610             20,235
  Other accrued liabilities                                                             85,709             92,410
                                                                                      --------           --------

     Total current liabilities                                                         114,319            125,645
                                                                                      --------           --------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY
  Preferred  stock, par value $0.0001:
      authorized, 10,000 shares; outstanding, none                                         --                  --
  Common stock and additional paid-in capital, common stock par value
      $0.0001: authorized, 50,000 shares; outstanding, 29,034 shares
      and 28,246 shares in 1997 and 1996, respectively                                126,318             102,756
  Cumulative translation adjustment                                                    (1,112)                527
  Retained earnings                                                                    92,635              91,773
                                                                                     --------            --------

     Total stockholders' equity                                                       217,841             195,056
                                                                                     --------            --------

     Total Liabilities and Stockholders' Equity                                      $332,160            $320,701
                                                                                     ========            ========

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   -----------------------------   -----------------------------
                                                   SEPTEMBER 27,   September 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                       1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------------
NET SALES
  Product                                             $ 79,126        $71,839          $257,945        $189,481
  Service                                               20,964         21,466            62,418          63,005
                                                      --------        -------          --------        --------
     Total net sales                                   100,090         93,305           320,363         252,486
                                                      --------        -------          --------        --------

COST OF SALES
  Product                                               42,118         39,427           138,278          99,575
  Service                                               10,433         10,358            31,946          30,493
                                                      --------        -------          --------        --------
     Total cost of sales                                52,551         49,785           170,224         130,068
                                                      --------        -------          --------        --------

     Gross profit                                       47,539         43,520           150,139         122,418
                                                      --------        -------          --------        --------


OPERATING EXPENSES
  Selling, general and administrative                   27,749         28,199            86,512          90,673
  Product development                                   14,544         14,227            42,156          47,342
                                                      --------        -------          --------        --------
     Total operating expenses                           42,293         42,426           128,668         138,015
                                                      --------        -------          --------        --------


     Income (loss) from operations                       5,246          1,094            21,471         (15,597)

INTEREST INCOME, NET                                       418            476               752           2,387
                                                      --------        -------          --------        --------

     Income (loss) before income taxes                   5,664          1,570            22,223         (13,210)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                1,135            (78)            6,105          (5,536)
                                                      --------        -------          --------        --------


     Net income (loss)                                $  4,529        $ 1,648          $ 16,118        $ (7,674)
                                                      ========        =======          ========        ========


EARNINGS (LOSS) PER SHARE                             $   0.15        $  0.06          $   0.53        $  (0.28)
                                                      ========        =======          ========        ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                   30,863         27,524            30,728          27,286
                                                      ========        =======          ========        ========

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


______________________________________________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
                                                                                           NINE MONTHS  ENDED
                                                                                           ------------------
                                                                                    SEPTEMBER 27,        SEPTEMBER 28,
                                                                                        1997                 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $ 16,118             $ (7,674)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities:
      Depreciation and amortization                                                   16,714               11,713
      Tax benefit of employee stock transactions                                       6,313                2,436
      Changes in:
        Accounts receivable                                                          (26,671)              (8,933)
        Leases receivable                                                               (482)               7,317
        Inventories                                                                    9,466              (33,628)
        Deferred income taxes                                                            (62)              (6,181)
        Other current assets                                                           8,623                  430
        Accounts payable                                                               1,522                5,785
        Other accrued liabilities                                                     (2,498)              (2,957)
                                                                                    --------             --------

          Net cash provided by (used in) operating activities                         29,043              (31,692)
                                                                                    --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in short-term investments                                                      --                9,983
  Investment in property and equipment                                               (27,315)             (25,019)
  Sale of fixed assets                                                                 5,713                2,084
  Other                                                                                  423                1,905
                                                                                    --------             --------

          Net cash used in investing activities                                      (21,179)             (11,047)
                                                                                    --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term borrowings                                                 (11,000)              (2,000)
  Proceeds from short-term borrowings                                                  5,000               10,000
  Repurchase of common stock                                                         (21,121)             (12,012)
  Issuance of common stock under stock option and
    stock purchase plans                                                              19,979               14,013
                                                                                    --------             --------

          Net cash (used in) provided by financing activities                         (7,142)              10,001
                                                                                    --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (320)                (229)
                                                                                    --------             --------

  Net increase (decrease) in cash                                                        402              (32,967)

CASH, BEGINNING OF PERIOD                                                             14,413               46,135
                                                                                    --------             --------

CASH, END OF PERIOD                                                                 $ 14,815             $ 13,168
                                                                                    ========             ========

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS



NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of September 27, 1997, and its condensed consolidated results of operations and cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996. The results of operations for the three and nine-month periods ended September 27, 1997, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997. Certain information reported in the prior year has been reclassified to conform to the 1997 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1996, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2 - EARNINGS PER SHARE

   Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended September 27, 1997, the treasury stock method was used in computing the earnings per share. For the quarter ended September 28, 1996, the modified treasury stock method was used.


NOTE 3 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                                              SEPTEMBER 27,      DECEMBER 31,
                                                                  1997               1996
                                                             --------------------------------
Raw materials                                                   $30,089           $38,224
Work-in-process                                                  16,219            18,740
Finished goods                                                   27,244            26,232
                                                                -------           -------

     Total inventories                                          $73,552           $83,196
                                                                =======           =======


NOTE 4 - SHORT-TERM BORROWINGS

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. During the third quarter, the weighted average borrowings were $10.9 million and the weighted average interest rate was 6.7%. For the nine months ended September 27, 1997, the weighted average borrowings were $14.5 million and the weighted average interest rate was 6.4%. At September 27, 1997, borrowings under this facility totaled $7.0 million and the effective rate was 6.7%. Borrowing under this facility is subject to certain debt covenants and the Company is in compliance with these covenants.

Note 5 - Legal Contingencies

   On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously.


NOTE 6 - DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED FINANCIAL STANDARDS WILL HAVE ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to existing pronouncements. SFAS No. 128 is effective for financial statements with periods
ending after December 15, 1997.   This statement requires restatement of all
prior-period earnings per share data presented. The Company anticipates that this adoption will not have a material effect on its financial statements. Had earnings per share been calculated under SFAS 128, basic earnings per share would have been $0.16 and $0.56, and diluted earnings per share would have been $0.15 and $0.53, for the three and nine-month periods ended September 27, 1997, respectively.

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

_______________________________________________________________________________

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales increased 7.3% to $100.1 million for the quarter ended September 27, 1997, compared with $93.3 million for the quarter ended September 28, 1996. For the nine months ended September 27, 1997, net sales were $320.4 million, representing an increase of 26.9% over 1996 nine-month net sales of $252.5 million. The increases were primarily due to shipments of the Sequoia (TM) ultrasound systems and the Aspen (TM) ultrasound system, which began in July and November 1996, respectively. Worldwide service revenue remained relatively constant at $21.0 million compared with $21.5 million for the quarters ended September 27, 1997 and September 28, 1996, respectively. Worldwide service revenue was $62.4 million and $63.0 million for the nine-month periods ended September 27, 1997 and September 28, 1996, respectively. International net sales increased 5.6% and 15.7% over prior year periods to $33.9 million and $108.8 million for the respective three and nine-month periods ended September 27, 1997. Although international net sales have grown over prior year periods, incoming orders have been negatively impacted by weakness in selected markets in Europe and Asia, and by the current strength of the U.S. dollar. The Company expects these trends to continue at least through the fourth quarter of 1997.

   Cost of sales decreased as a percentage of net sales to 52.5% for the three months ended September 27, 1997, compared with 53.4% for the three months ended September 28, 1996. The higher costs in the prior year period resulted from manufacturing start-up costs for the Sequoia ultrasound systems. For the nine months ended September 27, 1997, cost of sales increased as a percentage of net sales to 53.1%, compared with 51.5% for the same period in 1996. The increase was primarily due to product mix changes and warranty costs on new product installations.

   Selling, general and administrative expenses for the quarter ended September 27, 1997, declined to $27.7 million or 27.7% of net sales, compared with $28.2 million or 30.2% of net sales for the quarter ended September 28, 1996. For the nine months ended September 27, 1997, selling, general and administrative costs decreased to $86.5 million or 27.0% of net sales, compared with $90.7 million or 35.9% of net sales for the same period in 1996. In the prior year, significant advertising and other launch related expenses were incurred in connection with the second quarter introduction of the Sequoia ultrasound systems.

   Product development spending for the third quarter of 1997 remained relatively constant at $14.5 million compared with $14.2 million for the third quarter of 1996. As a percentage of net sales, product development spending for the third quarter of 1997 decreased to 14.5% compared with 15.2% for the third quarter of 1996. For the nine months ended September 27, 1997, product development costs were $42.2 million or 13.2% of net sales, compared with $47.3 million or 18.8% of net sales for the same period in 1996. The year-to-date decrease was primarily due to reduced prototype expenses from the 1996 periods when the Company was completing development of the Sequoia and Aspen products. Although year-to-date product development expenses have decreased in 1997, the Company maintains a strong commitment to product development programs to develop proprietary technologies.

   The provision for income taxes was $1.1 million for the third quarter of 1997, compared with a benefit of $0.1 million for the third quarter of 1996.
For the nine months ended September 27, 1997, the provision for income taxes was $6.1 million compared with a benefit of $5.5 million for the nine months ended September 28, 1996. The effective tax rate for the third quarter of 1997 was a provision of 20.0% due to an adjustment of the year-to-date tax rate, compared with a benefit of 4.9% for the third quarter of 1996. The effective tax rate for the nine months ended September 27, 1997, was a provision of 27.5% compared with a benefit of 41.9% for the same period in 1996. The prior year benefits resulted from the carryback of 1996 losses to pre-1996 tax liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balances increased $0.4 million during the nine months ended September 27, 1997, to $14.8 million. During the nine months ended September 27, 1997, the Company generated $29.0 million in cash from operations, as compared with 1996, when operations used $31.7 million in cash. For the nine months ended September 27, 1997, a reduction in inventory provided $9.5 million in cash primarily as a result of reducing the build-up in 1996, of product inventories in preparation for new product introductions. Accounts receivable used $26.7 million in cash primarily due to higher revenues in 1997.

   The Company's investing and financing activities for the nine months ended September 27, 1997, used $28.3 million in cash. The Company purchased $27.3 million of equipment during the year, primarily consisting of computer and test equipment. Included in the financing activities for the first nine months of 1997 was $20.0 million raised through employee participation in the Company's stock option and stock purchase plans and $21.1 million used for share repurchases. In the same period a year ago, employee participation in the Company's stock plans generated $14.0 million while the repurchases of common stock used $12.0 million.

   On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the third quarter of 1997, the Company repurchased 110,000 shares at a total cost of $2.9 million. As of September 27, 1997, the Company had repurchased 421,100 shares toward the 4,000,000 share repurchase authorization. As with all purchases thus far, the Company intends to fund future purchases by utilizing the Company's cash balances.

   Working capital for the nine months ended September 27, 1997, increased $13.6 million over the corresponding prior-year period primarily due to increased cash flow from operations. At September 27, 1997, the company's working capital totaled $129.2 million.

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. During the third quarter, the weighted average borrowings were $10.9 million and the weighted average interest rate was 6.7%. For the nine months ended September 27, 1997, the weighted average borrowings were $14.5 million and the weighted average interest rate was 6.4%. At September 27, 1997, borrowings under this facility totaled $7.0 million and the effective rate was 6.7%. Borrowing under this facility is subject to certain debt covenants and the Company is in compliance with these covenants.

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

   The success of Acuson's products depends on the timely completion of additional product capabilities and software updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive ultrasound systems; continued market acceptance of the products and their pricing;

and competitor responses including recently introduced competitive products, pricing, intellectual property allegations and product positioning counterstrategies. The realizable value of inventory and/or fixed assets for all of the Company's products is dependent on the timing and success of product introductions to the marketplace and market acceptance.

    Also, the Company's business is subject to further risks from developments in other imaging modalities, changes in government regulation of the marketing of ultrasound equipment, potential negative impacts from weakness in selected markets in Europe and Asia, and by the current strength of the U.S. dollar.

   For a description of the general investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Acuson is a registered trademark and Aspen and Sequoia are trademarks of Acuson Corporation.

________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

   On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   --------

      27.1      Financial Data Schedule


b) Reports on Form 8-K
   -------------------

      The Company filed no reports on Form 8-K during the quarter ended September 27, 1997.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                          (Registrant)


November 10, 1997                By  /s/ Stephen T. Johnson
                                    -----------------------
                                    Stephen T. Johnson
                                    Vice President, Chief Financial Officer
                                    (duly authorized Officer and Principal
                                    Financial and Accounting Officer)