Form 10-K
period 1997-12-31
ACUSON CORP
filed 1998-03-27
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1997 or

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

                               _________________

          Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
  Common Stock                                New York Stock Exchange
$0.0001 par  value


          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock Purchase Rights

                               _________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

  The aggregate market value of the Registrant's voting stock held by non-affiliates on March 6, 1998 (based upon the NYSE closing price on such date) was approximately $513,561,110.

  As of March 6, 1998, there were 28,432,449 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 27, 1998 (other than the Compensation Committee Report and Performance Graph contained therein) (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Part II).

________________________________________________________________________________

________________________________________________________________________________

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

Set forth below is a description of the Company's business. This description includes forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Investment Risks" section set forth below as well as in the sections entitled "Competition" and "Government Regulation."

COMPANY HISTORY

The Company was incorporated in California in 1981 and changed its state of incorporation to Delaware in 1986. Since its inception, the Company has focused exclusively on medical diagnostic ultrasound, including ultrasound systems and products for the digital storage, review and transmission of ultrasound images.

The first generation system, the Acuson 128 ultrasound system, launched in 1983, was based on an advanced computer-based ultrasound architecture. Over its seven-year life, the system grew to support many additional new ultrasound modes, transducers (the hand-held device that transmits and receives the ultrasound signals) and other capabilities.

Acuson's second generation system, the Acuson 128XP(R) ultrasound system, was introduced in July 1990. This more configurable system provides a greater number of application-specific configurations for a broader range of clinical use. This greater flexibility has allowed the Company to address a wider spectrum of clinical specialties and pricing segments in both the international and domestic ultrasound markets.

The AEGIS(R) digital image and data management system, introduced by Acuson in October 1992, provides capabilities for the capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and clinical environments and over wide-area networks.

During 1996, Acuson introduced two new ultrasound platforms, the Sequoia(R) ultrasound systems and the Aspen(TM) ultrasound system, to be sold along with the 128XP system. The Sequoia 512 ultrasound system for general imaging applications and the Sequoia C256 echocardiography system for cardiology applications were introduced in April 1996, and began shipping in July 1996. The Sequoia platform is Acuson's highest performance ultrasound platform.

In October 1996, Acuson announced its second major ultrasound product introduction of the year: the Aspen ultrasound system. The Aspen system resulted from a convergence of select technologies from the Sequoia platform and other Acuson innovations to create a high-performance platform that is sold at a lower price than the Sequoia systems. The Aspen system began shipping in November 1996.

Also during 1996, the Company introduced its EF(TM) Extended Frequency imaging upgrade for the 128XP platform. The extended frequency technology, which provides high-resolution, high-frequency imaging, resulted from the development of the Aspen ultrasound system.

1997 HIGHLIGHTS

________________________________________________________________________________

During 1997, Acuson introduced Native(TM) Tissue Harmonic Imaging, the first major upgrade to the Sequoia platform. Native Tissue Harmonic Imaging produces significantly clearer diagnostic images in a portion of the patient population considered to be difficult to image. Difficult-to-image patients may be obese, elderly, extremely muscular or may suffer from the side effects of chemotherapy, smoking or cardiac surgery. Generally speaking, Native Tissue Harmonic Imaging overcomes the imaging challenges posed by this patient population by transmitting lower frequency sound waves to improve penetration into the body, while receiving and processing only the higher frequency echoes produced by the body's inherent harmonic characteristics. The result is a significant improvement in image clarity and tissue contrast resolution.

A second major technology introduction in 1997 was the MICROSON(TM) high-resolution transducer family. MICROSON transducers enable clinicians to visualize with extraordinary detail tiny structures that are very close to the surface of the skin. MICROSON transducers are particularly useful in musculoskeletal examinations to look at nerves, tendons and muscles and in imaging small parts, such as breasts, thyroid glands and testicles. MICROSON transducers are available for Sequoia, Aspen and 128XP systems.

For the 128XP system, the Company introduced the PerformancePlus(TM) update, which includes two new measurement tools designed to make fetal and infant measurements easier and faster, and calculation enhancements that allow clinicians to display fetal weight in pounds and ounces on the patient worksheet. The PerformancePlus update also includes several features that make using the 128XP system easier and more efficient.

Acuson also introduced several new products for the digital storage, transmission and review of ultrasound images, expanding the Company's role in providing technologies to enhance the productivity and efficiency of the ultrasound department. In May, the Company introduced the WorkPro(TM) productivity package, an upgrade to the AEGIS system. In June, the Company introduced the ViewPro(TM) image review software and the WebPro(TM) web-based package, two other cost-effective solutions that allow ultrasound images to be reviewed off-line and transferred to remote sites via the Internet or an intranet.

ACUSON'S PRODUCTS AND TECHNOLOGIES

The Company's ultrasound platforms - the Sequoia ultrasound platform, the Aspen ultrasound platform and the 128XP ultrasound platform - are designed to bring cost-effective solutions to clinical applications such as radiology, cardiology, OB/GYN and peripheral vascular. Acuson believes that this family of ultrasound systems, along with the AEGIS digital image and data management system, provide the following benefits when compared with other ultrasound technologies.

     IMAGING PERFORMANCE. Acuson's systems are designed to provide superior image quality through greater detail resolution, contrast resolution and image uniformity. In addition, Acuson systems provide superior clinical sensitivity for a broad range of Doppler and color Doppler applications, which are used to detect, measure and depict blood flows.

     VERSATILITY. Acuson's breadth of product offerings provides customers with a wide range of choices depending on their budgetary and clinical needs.

     RELIABILITY. The Company's thousands of ultrasound systems under warranty or full-service contract in North America have achieved greater than 99.9% cumulative uptime since 1983.

     UPGRADABILITY. Acuson's ultrasound systems have an upgradable core architecture. Every Acuson 128 system shipped since 1983 can be upgraded to perform every diagnostic capability the Company now offers on new 128XP systems. In many cases, the changes are accomplished simply with new software. In other cases, customers purchase new hardware options or transducers, which also include new software to control performance. The new Sequoia and Aspen ultrasound platforms are designed to follow the same philosophy of upgradability that was established with the Acuson 128 platform.

________________________________________________________________________________

     EASE OF USE. Acuson's philosophy of system design and its system architecture allow for greater ease of use. The portability and maneuverability of the Sequoia and Aspen platforms help increase hospital efficiency and productivity, while the ergonomic design of the new systems and transducers enhances both doctor and patient comfort levels.

SEQUOIA ULTRASOUND PLATFORM. Sequoia system technology relies on four proprietary cornerstones: Coherent Image Formation, Doppler technology, transducer technology with patented connectors and the DIMAQ(TM) integrated ultrasound workstation. The list price of the Sequoia systems ranges from $200,000 to $350,000.

     COHERENT IMAGE FORMATION. Sequoia systems use multiple beamformers and scan with digital processing channels to acquire and encode both phase and amplitude data. These encoded data are then assembled to create images based on full echo information.

     DOPPLER TECHNOLOGY. Acuson's advances in Doppler technology on the Sequoia systems include SST(TM) Color Doppler and Solo(TM) Spectral Doppler.

       SST COLOR DOPPLER. With SST Color Doppler, the Sequoia C256 and Sequoia 512 systems use multiple beamformers to produce high spatial resolution color Doppler images at high frame rates.

       SOLO SPECTRAL DOPPLER. The Sequoia systems use a dedicated audio beamformer for spectral Doppler. This results in a high degree of sensitivity and clarity of information throughout the entire spectral waveform.

     TRANSDUCER TECHNOLOGY. The Sequoia platform includes a new family of transducers that feature new acoustic, connector and ergonomic design. These transducers offer a new level of high frequency capability and low noise performance. The new patented Sequoia transducer connector features a pinless design, while maintaining 512 simultaneous connections. In addition, these transducers offer expanded MultiHertz(R) multiple frequency imaging capabilities.

     DIMAQ INTEGRATED ULTRASOUND WORKSTATION. The Sequoia platform integrates a special-purpose ultrasound workstation into the system architecture. The DIMAQ workstation has direct access to exam data generated in the system. It offers real-time digital image processing, such as DELTA(TM) differential echo amplification, and runs special application programs. DELTA differential echo amplification is a patented, real-time processing technique for improving wall visualization and tissue conspicuity. The DIMAQ workstation provides connectivity and DICOM (the medical industry standard for digital imaging and communication) capability. DICOM is the standard format for networking medical systems in the hospital and private office environment.

ASPEN ULTRASOUND PLATFORM. The Aspen ultrasound system resulted from a convergence of select technologies from the Sequoia ultrasound platform and other Acuson innovations to create a high-performance platform at a lower price than Sequoia technology. The Aspen platform is built on four major cornerstones: technology convergence, value engineering, transducer technology and the DIMAQ integrated ultrasound workstation. The list price of the Aspen system ranges from $150,000 to $250,000.

     TECHNOLOGY CONVERGENCE. As mentioned above, the Aspen platform represents a convergence of select technologies from the Sequoia platform and other Acuson innovations. One example of these innovations that is currently unique to the Aspen system is Convergent(TM) Color Doppler, which improves color Doppler performance in such applications as renal, obstetric, gynecological and small parts imaging.

     VALUE ENGINEERING. Value engineering provides versatility and upgradability, system portability and ergonomics. The Aspen system is compact, lightweight and provides a keyboard design that places the most frequently used controls at the user's fingertips.

________________________________________________________________________________

     TRANSDUCER TECHNOLOGY. The Aspen platform supports more than 20 transducers addressing all major ultrasound clinical applications. The Aspen system accommodates new transducers designed specifically for the Aspen platform as well as select transducers from both the 128XP and the Sequoia systems.

     DIMAQ INTEGRATED ULTRASOUND WORKSTATION. The DIMAQ workstation is a special-purpose ultrasound workstation that is completely integrated within the Aspen architecture. The DIMAQ workstation, which includes the hardware foundation for DICOM software and real-time JPEG compression and decompression, has direct access to exam data generated in the system. It offers real-time digital image processing and runs special application programs.

128XP ULTRASOUND PLATFORM. The Acuson 128XP system is a clinically versatile, cost-effective ultrasound system. Since its introduction in 1990, several major upgrades to the 128XP system have been introduced, including color Doppler Energy, Acoustic Response Technology/Tissue Contrast Resolution ("ART/TCR"), DTI(TM) Doppler Tissue Imaging, EF Extended Frequency upgrade and the PerformancePlus software update. The 128XP system has also incorporated features and functions from the Sequoia and Aspen platforms, such as a wide array of transducer technologies and new diagnostic functions. The list price of the 128XP system ranges from $80,000 to $150,000.

AEGIS DIGITAL IMAGE AND DATA MANAGEMENT SYSTEM. The AEGIS system enables the capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and over wide-area networks. The AEGIS system allows connectivity to DICOM PACS (picture archiving and communication systems) and printers and supports ultrasound systems from Acuson and from other manufacturers. The list price of the AEGIS system depends on the size and capability of the network with a typical system ranging in list price from $125,000 to $350,000.

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

The Company focuses its efforts on the following major hospital-based ultrasound market segments: United States General Imaging, United States Cardiovascular and International. The Company entered the United States General Imaging market in 1983. The major sub-segments of this market include radiology, peripheral vascular and OB/GYN. Radiology includes examinations of abdominal organs, the gastrointestinal tract, the urinary tract, the musculoskeletal structure and small parts such as the breasts, testes and thyroid. The peripheral vascular sub-segment focuses primarily on examinations of the vessels of the leg and neck. Applications of OB/GYN center on examinations of the female reproductive system and the developing fetus.

The Company entered the United States Cardiovascular market in 1988. Cardiology applications center on examinations of the heart and proximate vessels, while cardiovascular applications extend to include the entire vascular system.

The Company entered the international market segment in 1984. International markets generally include the same range of clinical ultrasound applications as the domestic market.

See Note 9 of Notes to Consolidated Financial Statements contained in Item 8 for a summary of operations by geographic region.

________________________________________________________________________________

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

Service revenue was 19.5%, 24.6% and 24.6% of total net sales in 1997, 1996 and 1995, respectively. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Investment Risks - Service" below for certain risk factors related to the Company's service business.


COMPETITION

Acuson competes primarily on the basis of the major clinical benefits of the imaging performance, versatility, reliability, upgradability, ease of use and price of its products.

The Company believes that its product capabilities can enable physicians to make earlier, more accurate and/or more confident diagnoses and also can provide superior long-term economic value. As do virtually all companies in the industry, Acuson offers on-site system demonstrations to customers during the sales process, and customers frequently evaluate equipment performance and other factors. The markets for the Company's products have become increasingly competitive and price is often a factor in the purchase decision.

The Company's ultrasound equipment competes with systems offered by a number of companies and their affiliates abroad, including ATL Ultrasound, Inc. ("ATL"), Aloka Co., Ltd., Diasonics Vingmed Ultrasound, Ltd., a division of Elbit Medical Imaging, Ltd. ("Diasonics"), General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Siemens Medical Systems, Inc. and Toshiba Medical Systems, Inc. Most of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. While the Company believes that its systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by Acuson and in some cases are substantially less expensive than Acuson's products. See "Investment Risks - Competition" below.

Diagnostic ultrasound is generally less expensive than other competing imaging modalities such as conventional x-ray, computed tomography and magnetic resonance imaging, and, in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, no assurance can be given that such price and/or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding. See "Investment Risks - Ultrasound Market Changes" below.

________________________________________________________________________________

PRODUCT DEVELOPMENT

One of Acuson's fundamental beliefs is that technological innovations can provide the best solutions for cost-constrained medical environments. The Company spent $57,300,000, $60,900,000 and $66,400,000 on product development in 1997, 1996 and 1995, respectively. See "Company History" and "Acuson Products and Technologies" above.

Since Acuson's founding, virtually all product development has taken place at the Company's headquarters in Mountain View, California. The Company maintains a strong commitment to product development programs to develop proprietary technologies. Product development is subject to certain risk factors. See "Investment Risks - New Products" below.

GOVERNMENT REGULATION

As a manufacturer of medical devices, Acuson is subject to extensive regulation by federal, state and local governmental authorities, such as, the United States Food and Drug Administration (the "FDA") and the California Department of Health Services, including marketing clearance or approval of the Company's products by the FDA. The process of obtaining such clearances or approvals to market products can be time consuming, lengthy, uncertain and expensive and can delay the marketing and sale of the Company's products. The Company's products generally require either a 510(k) premarket clearance or a premarket approval ("PMA") by the FDA. The review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA has recently been more rigorous in its 510(k) clearance process, which has generally resulted in a longer review period. See "Investment Risks - Regulation by Government Agencies" below. Congress also recently passed the FDA Modernization Act of 1997 which enacts significant changes in how the FDA regulates medical devices. One purpose of this Act is to streamline certain processes relating to medical devices. The practical effect of this new law on the Company is not known at this time. Provisions of the new law began to take effect in February 1998.

Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has recently finalized changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as healthcare "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA, the State of California and other federal, state, and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal, state and local regulations cannot be predicted.

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

________________________________________________________________________________

For capital costs for inpatient services, prior to October 1, 1991, Medicare reimbursed hospitals an amount based on 85 percent of the actual reasonable costs they had incurred. On October 1, 1991, Medicare began to phase in over a ten year period a prospective payment system for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs and which replaces the reasonable cost-based methodology. The Balanced Budget Act of 1997 ("BBA"), enacted in law August 5, 1997, will further reduce capital payments to hospitals by 2.1 percent between October 1, 1997 and September 30, 2002.

For certain hospital outpatient services, including ultrasound examinations, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount, 42 percent of which is based on the hospital's reasonable costs and 58 percent of which is based on the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. For the fiscal years 1991 through 1998 (beginning October 1, 1990), reimbursement for the cost portion of the blend has been reduced by 5.8 percent. The BBA requires capital outpatient reimbursement to shift from a cost basis to a prospective payment system by 1999. Because the Health Care Financing Administration ("HCFA") has not yet proposed regulations to implement the outpatient PPS, it is unclear what impact such a change will have on payment for ultrasound services. Until January 2000, capital acquisition costs for services furnished to hospital outpatients will be reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital.

Until January 1, 1992, Medicare generally reimbursed physicians on the basis of their reasonable charges or, for certain physicians, including radiologists, on the basis of a "charge-based" fee schedule. On January 1, 1992, Medicare began to phase in over a five-year period a new system that reimburses all physicians based on the lower of their actual charges or a fee schedule amount based on a "resource-based relative value scale." Relative value units representing practice expenses, such as equipment costs, currently account for approximately 42 percent of a physician's Medicare fee schedule payment for a particular service. Under the BBA, HCFA is required to implement by January 1, 1999, a revised methodology for calculating practice expense relative value units from the current historical basis to a resource basis. HCFA already has proposed to establish two separate practice expense values for each physician service - one for when a service is furnished in a facility setting and another for when the service is performed in a physician's office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician's office as it would cover a physician's costs such as for equipment, supplies, and overhead. At this time, HCFA has yet to issue regulations setting new practice expense values. Certain revisions that HCFA might make in these values could have a negative effect on physician reimbursement for ultrasound services provided in a facility and a positive effect on physician reimbursement for ultrasound services provided in a physician's office.

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has revised the Medicaid program to allow states even more control over coverage and payment issues. In addition, the HCFA already has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on the Company of this greater state control on Medicaid payment for diagnostic services is uncertain.

The sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third party payers (including Medicare and Medicaid) seeking reimbursement for such services, are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, antikickback laws, and false claims laws. Subject to certain enumerated exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician (or a family member) has an ownership interest or compensation relationship if the referral is for a "designated health service," which is defined explicitly to include radiology services such as ultrasound services. Although final regulations implementing Stark II have not yet been issued by the United States Department of Health and Human Services, proposed regulations were issued in January 1998. Under the proposed regulations, the definition of radiology services subject to the Stark II restriction would expressly exclude screening mammography services (i.e., mammography services furnished to asymptomatic patients), but not diagnostic mammography (i.e., mammography services furnished to symptomatic patients). The Stark II law, as well as physician self-referral restrictions that exist in a number of states and which apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic procedures, including ultrasound services, which may

________________________________________________________________________________

affect the demand for the Company's products. Antikickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid.

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

Commencing in June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union, must place the CE mark on their products. To be able to place that mark on its products, Acuson must comply with the standards of the European Medical Device Directive (the "MDD"), and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. The Company is currently certified as compliant with the relevant requirements of the MDD and the Company will undertake activities designed to assure continued compliance; however, no assurance can be given that the Company will continue to be able to place the CE mark on its products. If the Company loses its ability to place the CE mark on its products, the Company will not be able to sell its products into the European Union. In 1997, sales into the European Union accounted for approximately 20.0% of the Company's revenues.


MANUFACTURING

The Company primarily manufactures its products at its Mountain View, California facility. In October 1994, Acuson acquired Sound Technology Incorporated ("STI"), a transducer manufacturer located in State College, Pennsylvania. STI provides complementary technical capabilities to the Company's established Transducer Division. For other sub-assemblies, the Company generally subcontracts with outside vendors for assembly and fabrication and in addition produces some components at its own facility in Canoga Park, California. Sub-assemblies are produced according to the Company's designs or specifications. The Company performs assembly, testing and quality assurance at various stages of completion.

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


EMPLOYEES

As of December 31, 1997, the Company had 1,815 full-time employees. The Company considers its relations with its employees to be good.


INVESTMENT RISKS

________________________________________________________________________________

In evaluating and understanding Acuson's business and financial prospects and the potential success of any Acuson product, and in evaluating any forward-looking statement contained in this document or otherwise, prospective investors and stockholders should carefully consider the factors set forth below.

  NEW PRODUCTS. During 1996, Acuson introduced two major new products, the Sequoia and Aspen ultrasound systems. There is no guarantee that sales of such products will increase or continue at their current rate. As more Aspen and Sequoia systems enter the clinical environment, continued market acceptance will depend in part on the actual and perceived performance of these products in that clinical environment. In addition, the Company believes that the continued success of the new products will depend as well on the timely and successful completion of future product enhancements and capabilities. While the Company has a number of these new product enhancements and capabilities as well as additional new products under development at any time, there is no guarantee as to when, if ever, the development of such products and product enhancements and capabilities will be completed.

  COMPETITION. Diagnostic ultrasound is a well-established field in which there are a number of competitors. The Company competes with several companies and their affiliates such as ATL, Aloka Co., Ltd., Diasonics, General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Siemens Medical Systems, Inc., and Toshiba Medical Systems, Inc., most of which have significantly greater financial and other resources. In addition, most of these companies compete in more medical imaging and other market segments and countries than the Company. While the Company believes that its Sequoia and Aspen systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by the Company and in some cases are substantially less expensive than the Company's products.

Market success in diagnostic ultrasound is heavily dependent on the purchaser's evaluation of the system's diagnostic value, cost, ease of use and safety. Any established or new ultrasound company may introduce a system or upgrades to an existing system that is equal to or superior to the Company's products in quality or performance and no assurance can be given that the Company's products will remain competitive with existing or future products. If a competitor introduces a new product, customers may delay submitting new orders to the Company and may cancel orders in the backlog. During 1997, a number of the Company's competitors introduced new systems designed to compete with the Company's systems. As these competitive systems are delivered in the market, sales of the Company's systems may be adversely impacted.

  ULTRASOUND MARKET CHANGES. Diagnostic ultrasound is generally less expensive than other competing imaging modalities such as conventional x-ray, computed tomography and magnetic resonance imaging, and, in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, these price and/or performance advantages may not continue in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding.

The trends of health care provider consolidation, medical cost containment and intense competitive pressures are continuing in the market. These factors have placed increased pressures on ultrasound system pricing and along with start-up and other manufacturing costs of the Company's new product lines, have contributed to the decline in the Company's gross margins over the last several years. For example, the Company's gross margins have declined from 61.3% in 1990 to 47.2% in 1997. Further, the U.S. government is continuing to consider Medicare reforms. The Company believes that future revenues and profitability will continue to be impacted by these uncertainties, especially in the Company's domestic markets. Although some portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is temporary or permanent.

As health care provider consolidation and medical cost containment continue in the market, customers are relying to an increased degree on national sales contracts. In 1997, the Company was awarded a number of national contracts, some of which are exclusive for a number of years. If the Company is unsuccessful at obtaining future national contracts, the Company may be precluded from selling to certain large customers or buying groups. In addition, the exclusive contracts may be canceled during their term by the customer or may not be renewed.

  PATENTS AND PROPRIETARY TECHNOLOGY. Acuson attempts to protect its intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company owns or has rights to greater

________________________________________________________________________________

than sixty U.S. patents (plus many international counterparts), covering certain aspects of its systems, and it has over one hundred U.S. (plus many international counterparts) patent applications pending. No assurances can be given as to the breadth or degree of protection patents, copyrights, trademarks or trade secrets will afford the Company.

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

  REGULATION BY GOVERNMENT AGENCIES. As a manufacturer of medical devices, Acuson is subject to extensive regulation by federal, state and local governmental authorities, such as the FDA and the California Department of Health Services, including marketing clearance or approval of the Company's products by the FDA. The process of obtaining such clearances or approvals can be time consuming, lengthy and expensive and there can be no assurance that the necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. For example, the Company believes that the time it takes to obtain clearance for new products has increased and the FDA has been more rigorous in its 510(k) clearance process.

Manufacturers of medical devices marketed in the United States are required to adhere to numerous regulations setting forth detailed Good Manufacturing Practices requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting requirements that a firm report to the FDA certain adverse events associated with a Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The Company believes the FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has recently finalized changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. Congress also recently passed the FDA Modernization Act of 1997 which enacts significant changes in how the FDA regulates medical devices. Provisions of the new law began to take effect in February 1998. The Company also is subject to numerous federal, state and local laws relating to such matters as health care "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA, the State of California and other federal, state and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal, state and local regulations cannot be predicted.

Federal and state regulations also govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical examinations of certain patients. Changes in current policies could impact reimbursement for the purchase and/or operation of the Company's equipment by such providers and thereby adversely affect future sales of the Company's products. In particular, the Clinton Administration and the Congress continue to debate and consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including the Company's products.

________________________________________________________________________________

Acuson and its customers are subject to various federal and state laws pertaining to health care "fraud and abuse," including physician self-referral prohibitions, antikickback laws and false claims laws. Acuson structures its sales, marketing and other activities to comply with these and other laws. However, given the broad reach of these laws, there can be no assurance that Acuson's activities would not be subject to scrutiny and/or challenge at some time in the future.

In addition to the federal laws described above, there are state laws and regulations regarding the manufacture and sale of health care products and diagnostic devices, and reimbursement for such products and their use. These laws and regulations also are subject to future changes whose impact cannot be projected.

Commencing in June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union, must place the CE mark on their products. In order to be able to place that mark on its products, Acuson must comply with the standards of the MDD, and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. The Company is currently certified as compliant to the relevant requirements of the MDD and the Company will undertake activities designed to assure continued compliance; however, no assurance can be given that the Company will continue to be able to place the CE mark on its products. If the Company loses its ability to place the CE mark on its products, the Company will not be able to sell its products into the European Union. In 1997, sales into the European Union accounted for approximately 20.0% of the Company's revenues.

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

  SERVICE. Approximately 19.5% of the Company's 1997 revenues were derived from the Company's service activities, including the sales of service contracts and time and material services. Increasing cost containment pressures in the market have adversely impacted the number of customers purchasing service contracts and the prices of those contracts, but this impact has been somewhat offset by the Company's increased installed base and an increase in time and material services. The Company believes that the trend away from service contracts will continue and there can be no assurance that the Company will be able to continue to maintain its current levels of service contract revenue. Further, the introduction of the Sequoia and Aspen products by the Company will continue to reduce the sale of new service contracts and options to the 128XP system installed base. In addition, the Company has made significant expenditures in establishing remote diagnostic and other service programs unique to the new Sequoia and Aspen systems. There can be no assurance that this investment will be profitable, as the success of the Aspen and Sequoia service program will depend in part on the number of Aspen and Sequoia systems sold. Currently, most Aspen and Sequoia systems sold are still under one year warranty. Finally, the Company has seen an increasing trend for hospitals to purchase asset management contracts, in which all of the hospital's medical equipment and in some cases, other assets, are managed and serviced by third parties. As Acuson does not sell asset management services and only services Acuson ultrasound systems, this increased trend toward asset management contracts could have an adverse impact on the Company's sales of service contracts and its time and materials service business.

  INTERNATIONAL OPERATIONS AND INTERNATIONAL RECEIVABLES. The Company's international business is subject to risks of potential negative impacts from economic weakness in certain countries in Asia and Europe and by the strength of the U.S. dollar. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. In Italy and Brazil the amount of receivables exceeds $11,000,000. In France the amount of receivables exceeds $6,000,000 and in China, the amount of receivables exceeds $5,000,000. Political instability or

________________________________________________________________________________

other issues may impact the ability of the Company to collect receivables in foreign countries. The Company enters into foreign currency exchange contracts as described in Note 2 to its Consolidated Financial Statements for the year ended December 31, 1997 and does not believe it has significant risk from changes in exchange rates.

  YEAR 2000 COMPLIANCE AND THE COMPANY'S COMPUTING ENVIRONMENT. The Company uses a centralized computing environment to control its order administration, financial and manufacturing processes. During 1997, the Company decided to replace its existing computing environment with an enterprise-wide business information system in two phases. Both phases of this conversion are scheduled to be completed before 2000. The new system will control many of the significant aspects of the Company's operations and the Company has retained an experienced consulting organization to assist in the conversion. However, the Company's 1998 shipments and results could be adversely impacted if, following the conversion, there are significant problems with the new system. When this new system is operational, the Company believes its computer systems will be year 2000 compliant.

  EARTHQUAKE. The Company's research and development and manufacturing activities, its corporate headquarters, and other critical business operations are located near major earthquake faults. In the event of a major earthquake, the ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected. The Company is not insured for losses and interruptions caused by earthquakes.


Acuson, AEGIS, MultiHertz, Sequoia, XP and 128XP are registered trademarks and Aspen, Convergent, DELTA, DIMAQ, EF, MICROSON, Native, PerformancePlus, Solo, SST, ViewPro, WebPro and WorkPro are trademarks of Acuson Corporation.


________________________________________________________________________________

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
________________________________________________________________________________

ITEM 4A

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The directors and executive officers of the Company and their ages as of March 31, 1998 are as follows:

NAME                         Age                                  Position
-------------------------  -------  ---------------------------------------------------------------------
Samuel H. Maslak                49  Chairman of the Board and Chief Executive Officer
Robert J. Gallagher             54  Vice Chairman of the Board and Chief Operating Officer (Principal
                                    Financial Officer)
Albert L. Greene                48  Director
Karl H. Johannsmeier            69  Director
Alan C. Mendelson               50  Director
Daniel R. Dugan                 43  President
Edward P. Cornell               53  Senior Vice President, Engineering
Bradford C. Anker               52  Vice President, Manufacturing
Charles H. Dearborn             45  Vice President, Human Resources and Legal Affairs, General Counsel
                                    and Secretary
L. Thomas Morse                 54  Vice President, Corporate Controller

SAMUEL H. MASLAK co-founded the Company in September 1981 and has served as Chief Executive Officer and a director since that date. He served as President of the Company from September 1981 until May 1995. He was appointed Chairman of the Board in May 1995.

ROBERT J. GALLAGHER joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991, Chief Operating Officer in January 1994 and was elected a director of the Company in May 1994, and President of the Company in May 1995. He was appointed Vice Chairman of the Board in November 1997.

________________________________________________________________________________

ALBERT L. GREENE became a director of the Company in March 1995. Mr. Greene served as President and Chief Executive Officer of Alta Bates Medical Center in Berkeley, California from May 1990 until March 1998 and as President and Chief Executive Officer of Alta Bates Health System from February 1996 to March 1998. In February 1996, Mr. Greene was appointed and continues to serve as Chief Executive Officer of Sutter Health East Bay Service Area. He sits on the board of the Alta Bates Medical Center Board of Trustees, Alta Bates Health System Board of Directors, Sutter Delta Medical Center Board of Trustees, Sutter Solano Medical Center Board of Trustees and serves as Chair of the Sutter Health East Bay Service Area Planning Council. In 1998, he was elected Chair of the California Healthcare Association. Mr. Greene is also a director of Quadramed Corporation.

KARL H. JOHANNSMEIER served as a director of the Company from September 1981 to May 1994 and also has served as a director from March 1995 to the present. He founded Optimetrix Corporation, a semiconductor processing equipment company, where he served as President and Chief Executive Officer from 1976 to 1981 and as Chairman of the Board of Directors from 1976 to 1984. Optimetrix Corporation was acquired by Eaton Corporation in 1982. Mr. Johannsmeier has been a private investor over the last twenty years.

ALAN C. MENDELSON became a director of the Company in March 1995. Mr. Mendelson has been a partner in the law firm of Cooley Godward LLP since January 1980 and was the Managing Partner of its Palo Alto office from May 1990 to March 1995 and from November 1996 to November 1997. Mr. Mendelson was Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 until June 1996. Mr. Mendelson is also a director of Isis Pharmaceuticals, Inc., a biopharmaceutical company and CoCensys, Inc., a biopharmaceutical company.

DANIEL R. DUGAN joined the Company in 1984 as Western Regional Sales Manager, became National Sales Manager in October 1988 and Director, North American Sales in August 1989. From November 1989 through April 1991, he served as Vice President of Ultrasound Business Operations at Toshiba America Medical Systems, Inc. In April 1991, Mr. Dugan rejoined Acuson as Vice President, Field Operations. He became Senior Vice President, Worldwide Sales, Service and Marketing in February 1994 and President of the Company in November 1997.

EDWARD P. CORNELL joined the Company in September 1997 as Vice President, Engineering and was promoted to Senior Vice President, Engineering in November 1997. Prior to working for Acuson, Mr. Cornell served as Vice President of Engineering for Pitney-Bowes, Inc.

BRADFORD C. ANKER joined the Company in December 1983 and has served as Vice President, Manufacturing since that date.

CHARLES H. DEARBORN joined the Company in October 1988 and has served as General Counsel since that date. He was elected Secretary of the Company in February 1991 and Vice President in February 1995. He was appointed Vice President, Human Resources and Legal Affairs in June 1997.

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

________________________________________________________________________________

________________________________________________________________________________

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report").
________________________________________________________________________________

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Consolidated Financial Data" in the Company's 1997 Annual Report.
________________________________________________________________________________

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report.
________________________________________________________________________________

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.
________________________________________________________________________________

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by Item 8 of Form 10-K is incorporated by reference to the consolidated financial statements and notes thereto, and to the section captioned "Quarterly Data" in the Company's 1997 Annual Report.
________________________________________________________________________________

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
________________________________________________________________________________

  With the exception of the information specifically incorporated by reference from the 1997 Annual Report in Part II of this Form 10-K, the Company's 1997 Annual Report is not to be deemed filed as part of this Form 10-K.
________________________________________________________________________________

________________________________________________________________________________

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS. The information required by Item 10 of Form 10-K with respect to directors is incorporated by reference to the information contained in the sections captioned "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998 (the "Proxy Statement").

  EXECUTIVE OFFICERS.  See page 14 of this Form 10-K.
________________________________________________________________________________

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

NOTE: This copy of the Company's Form 10-K does not include Exhibits.

(a) The following documents are filed as part of this Form 10-K:

    (1) Financial Statements. The following consolidated financial statements of Acuson Corporation and Report of Independent Public Accountants are incorporated into this Form 10-K Report by reference to the section entitled "Financial Contents" of the Company's 1997 Annual Report:

                Consolidated Statements of Operations -- For the Three Years Ended December 31, 1997

                Consolidated Balance Sheets -- As of December 31, 1997 and 1996

                Consolidated Statements of Stockholders' Equity -- For the Three Years Ended December 31, 1997

                Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 1997

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants

                Supplementary Information
                    Quarterly Data (Unaudited)

    (2) Financial Statement Schedules. The following financial statement schedule of Acuson Corporation for the three years ended December 31, 1997 is filed as part of this Form 10-K:

                                                                                                                Page
                                                                                                                ----
         Report of Independent Public Accountants on Valuation and Qualifying Accounts Schedule                  S-1

         Valuation and Qualifying Accounts For The Three Years Ended December 31, 1997 (Schedule II)             S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes incorporated herein by reference to the Company's 1997 Annual Report.

________________________________________________________________________________

    (3)Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

                  3.1  Restated Certificate of Incorporation, as amended (Exhibit 3.8)                     *
                  3.2  Bylaws as amended (Exhibit 3.1)                                                     @@@
                  4.1  Rights Agreement, dated as of May 5, 1988, between Acuson Corporation
                       and The First National Bank of Boston, as Rights Agent (Exhibit 1)                  ***
                 10.1  The Company's 401(k) Plan, as amended (Exhibit 10.1)                                ****(1)
                 10.2  The Company's 1986 Employee Stock Purchase Plan (the "1986 Purchase
                       Plan"), as amended (Exhibit 10.2)                                                   /(1)
                 10.3  Form of Employee Stock Purchase Agreement to be used under the 1986
                       Purchase Plan (Exhibit 10.5)                                                        *(1)
                 10.4  The Company's 1982 Incentive Stock Option Plan, as amended (Exhibit 10.4)           /(1)
                 10.5  Form of Incentive Stock Option and related exercise documents (Exhibit 10.5)        **(1)
                 10.6  The Company's 1986 Supplemental Stock Option Plan, as amended (Exhibit 10.6)        /(1)
                 10.7  Form of Supplemental Stock Option (Exhibit 10.7)                                    /(1)
                 10.8  Series A Preferred Stock Purchase Agreement, dated January 6, 1982, between the Company and the Purchasers listed on Schedule A thereto
                       (Exhibit 10.8)                                                                      *
                 10.9  Series B Preferred Stock Purchase Agreement, dated March 29, 1983, between the Company and the Purchasers listed on Schedule A thereto
                       (Exhibit 10.9)                                                                      *
                10.10  Series C Convertible Preferred Stock Purchase Agreement, dated March 30,
                       1984, between the Company and the Purchasers listed on Exhibit A thereto (Exhibit
                       10.10)                                                                              *
                10.11  Lease of office space, dated May 15, 1990, between Shoreline Investments III and
                       the Company (Exhibit 19.1)                                                          ++
                10.12  Lease of office space, dated May 15, 1990, between Shoreline Investments III and
                       the Company (Exhibit 19.2)                                                          ++
                10.13  Lease of office space, dated May 15, 1990, between Shoreline Investments III and
                       the Company (Exhibit 19.3)                                                          ++
                10.14  Lease of office space, dated May 15, 1990, between Shoreline Investments VI and
                       the Company (Exhibit 19.4)                                                          ++
                10.15  Lease of office space, dated May 15, 1990, between Shoreline Investments V and
                       the Company (Exhibit 19.5)                                                          ++
                10.16  Lease of office space, dated May 15, 1990, between Shoreline Investments VI and
                       the Company (Exhibit 19.6)                                                          ++
                10.17  Lease of office space, dated May 15, 1990, between Shoreline Investments VI and
                       the Company (Exhibit 19.7)                                                          ++
                10.18  Lease of office space, dated May 15, 1990, between Shoreline Investments VII and
                       the Company (Exhibit 19.8)                                                          ++

________________________________________________________________________________


                10.19  The Company's 1991 Stock Incentive Plan, as amended (Exhibit 10.3)                  =(1)
                10.20  Form of the Company's Supplemental and Non-Employee Director Supplemental Options
                       under the 1991 Stock Incentive Plan and related exercise documents as amended
                       (Exhibit 10.23)                                                                     /(1)
                10.21  Non-Negotiable Secured Promissory Note, dated August 8, 1991, of Daniel R. Dugan
                       (Exhibit 19.1)                                                                      ++++(1)
                10.22  Second Deed of Trust, dated August 8, 1991, between Daniel R. Dugan and First
                       American Title Insurance Company, as Trustee (Exhibit 19.2)                         ++++
                10.23  Lease of office space, dated July 31, 1991, between Shoreline Investments V and
                       the Company (Exhibit 19.3)                                                          ++++
                10.24  First Amendment to the Company's 401(k) Plan (Exhibit 10.31)                        #(1)
                10.25  Lease of office space, dated January 31, 1992, between Shoreline Investments V
                       and the Company (Exhibit 19.1)                                                      ##
                10.26  Officers' Bonus Plan (Exhibit 10.30)                                                ####(1)
                10.27  Form of Amendment Number 1 to Supplemental Stock Option Terms Under the Company's
                       1986 Supplemental Stock Plan and 1991 Stock Incentive Plan   (Exhibit 10.1)         ////(1)
                10.30  Form of Supplemental Stock Option Terms Under the Company's 1991 Stock Incentive
                       Plan (Exhibit 10.2)                                                                 ////(1)
                10.31  Credit Agreement between Acuson Corporation and the First National Bank of
                       Boston, as Agent, dated July 2, 1992 as amended, dated April 14, 1995 (Exhibit
                       10.1)                                                                               @@
                10.32  The Company's 1995 Employee Stock Purchase Plan, as amended (Exhibit 10.1)          =(1)
                10.33  The Company's 1995 Stock Incentive Plan, as amended (Exhibit 10.2)                  =(1)
                10.34  Credit Agreement, dated March 28, 1997, between Acuson Corporation and ABN AMRO
                       Bank N. V., as Agent for Lenders (Exhibit 4.1)                                      =
                10.35  Acuson Management Incentive Plan (Exhibit 10.35)                                    (1)
                 11.1  Statement regarding computation of per share earnings for the fiscal year ended
                       December 31, 1993 (Exhibit 11.2)                                                    /
                 11.2  Statement regarding computation of per share earnings for the fiscal period ended
                       April 2, 1994 (Exhibit 11.1)                                                        //
                 11.3  Statement regarding computation of per share earnings for the fiscal period ended
                       July 2, 1994 (Exhibit 11.1)                                                         ///
                 11.4  Statement regarding computation of per share earnings for the fiscal period ended
                       October 1, 1994 (Exhibit 11.1)                                                      ////
                 11.5  Statement regarding computation of per share earnings for the fiscal year ended
                       December 31, 1994 (Exhibit 11.6)                                                    @
                 11.6  Statement regarding computation of per share earnings for the fiscal period ended
                       April 1, 1995 (Exhibit 11.1)                                                        @@
                 13.1  The portion of the Annual Report to security holders for the fiscal year ended
                       December 31, 1997, which is incorporated by reference.


________________________________________________________________________________

                 21.1  Subsidiaries of Registrant
                 23.1  Consent of Independent Public Accountants
                 27.1  Financial Data Schedule for the year ended December 31, 1997

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.


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


________________________________________________________________________________

     ////    Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended October 1, 1994.
        @    Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended
             December 31, 1994.
       @@    Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended April 1, 1995.
      @@@    Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended July 1, 1995.
        &    Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended September 28, 1996.
        =    Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended March 29, 1997.
       (1)   Management contract or compensatory plan required to be filed as an exhibit.


________________________________________________________________________________

SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACUSON CORPORATION
March 27, 1998                  By /s/ Samuel H. Maslak
                                   --------------------
                                       Samuel H. Maslak
                                       Chairman and Chief Executive Officer

March 27, 1998                  By /s/ Robert J. Gallagher
                                   -----------------------
                                       Robert J. Gallagher
                                       Vice Chairman and Chief Operating
                                       Officer (Principal Financial Officer)

March 27, 1998                  By /s/ L. Thomas Morse
                                   -------------------
                                       L. Thomas Morse
                                       Vice President, Corporate Controller


________________________________________________________________________________

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                           DATE
---------                               -----                                           ----
/s/ Samuel H. Maslak
--------------------                    Chairman and Chief Executive Officer            March 27, 1998
 (Samuel H. Maslak)

/s/ Robert J. Gallagher
-----------------------                 Vice Chairman and Chief Operating Officer       March 27, 1998
 (Robert J. Gallagher)                  (Principal Financial Officer)

/s/ L. Thomas Morse
-------------------                     Vice President, Corporate Controller            March 27, 1998
 (L. Thomas Morse)

/s/ Albert L. Greene
--------------------                    Director                                        March 27, 1998
 (Albert L. Greene)

/s/ Karl H. Johannsmeier
------------------------                Director                                        March 27, 1998
 (Karl H. Johannsmeier)

/s/ Alan C. Mendelson
---------------------                   Director                                        March 27, 1998
 (Alan C. Mendelson)


________________________________________________________________________________

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


  We have audited in accordance with generally accepted auditing standards, the financial statements included in Acuson Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at
Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



San Jose, California
January 29, 1998

________________________________________________________________________________

ACUSON CORPORATION                                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
(In thousands)



                                             BALANCE AT          CHARGED TO
                                             BEGINNING            COSTS AND                              BALANCE AT END
                                             OF PERIOD            EXPENSES            WRITE-OFFS           OF PERIOD
                                         ------------------  -------------------  -------------------  ------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended:
          December  31, 1995                    $3,432             $  (175)            $   (259)              $2,998
          December  31, 1996                    $2,998             $   442             $   (472)              $2,968
          December  31, 1997                    $2,968             $   868             $   (361)              $3,475

ACCRUED WARRANTY:
      Year ended:
          December  31, 1995                    $4,475             $ 8,146             $ (8,181)              $4,440
          December  31, 1996                    $4,440             $ 9,526             $ (7,942)              $6,024
          December  31, 1997                    $6,024             $15,207             $(12,276)              $8,955