Form 10-Q
period 1998-04-04
ACUSON CORP
filed 1998-05-15
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended APRIL 4, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                        Commission file number  0-14953



                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)




           DELAWARE                                   94-2784998
       ---------------                            ------------------
  (State of Incorporation)                (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.0001 par  value                 28,097,583 shares
     --------------------------------           -----------------------------
                 (Class)                         Outstanding at  May 9, 1998

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                                               PAGE
                                                                                              NUMBER
     PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
                    April 4, 1998 and December 31, 1997                                         1

               Condensed Consolidated Statements of Operations
                    for the Three Months Ended April 4, 1998 and
                    March 29, 1997                                                              2

               Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended April 4, 1998 and
                    March 29, 1997                                                              3

               Notes to Condensed Consolidated
                    Financial Statements                                                        4

     ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         7

     PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                                                10

     ITEM 6.   Exhibits and Reports on Form 8-K                                                 10

     Signature                                                                                  11

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                 APRIL 4,         DECEMBER 31,
                                                                                   1998               1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                  $ 19,538           $ 22,735
      Accounts receivable, net of allowance for doubtful accounts
          of $3,471 in 1998 and $3,475 in 1997                                    129,822            131,067
      Inventories                                                                  79,082             75,517
      Deferred income taxes                                                        25,987             25,244
      Other current assets                                                         15,899             16,771
                                                                                 --------           --------

           Total current assets                                                   270,328            271,334

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $140,562 and $136,888 in 1998 and 1997,
     respectively                                                                  71,981             70,631

OTHER ASSETS, NET                                                                  22,992             20,863
                                                                                 --------           --------

           Total Assets                                                          $365,301           $362,828
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Short-term borrowings                                                      $ 42,000           $ 32,000
      Accounts payable                                                             23,633             21,975
      Other accrued liabilities                                                    88,253             98,754
                                                                                 --------           --------

           Total current liabilities                                              153,886            152,729
                                                                                 --------           --------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
      Preferred  stock, par value $0.0001:
          authorized, 10,000 shares; outstanding, none                                 --                 --
      Common stock and additional paid-in capital, common stock par value
          $0.0001: authorized, 50,000 shares; outstanding, 28,101 shares
          and 28,244 shares in 1998 and 1997, respectively                        127,053            123,968
      Accumulated other comprehensive loss                                         (1,685)            (1,472)
      Retained earnings                                                            86,047             87,603
                                                                                 --------           --------

           Total stockholders' equity                                             211,415            210,099
                                                                                 --------           --------

           Total Liabilities and Stockholders' Equity                            $365,301           $362,828
                                                                                 ========           ========

________________________________________________________________________________

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                                 THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                            APRIL 4,           MARCH 29,
                                                                              1998                1997
------------------------------------------------------------------------------------------------------------
NET SALES
      Product                                                               $ 93,579            $ 87,503
      Service                                                                 22,199              20,078
                                                                            --------            --------
         Total net sales                                                     115,778             107,581
                                                                            --------            --------

COST OF SALES
      Product                                                                 48,451              46,753
      Service                                                                 12,013              10,067
                                                                            --------            --------
         Total cost of sales                                                  60,464              56,820
                                                                            --------            --------

         Gross profit                                                         55,314              50,761
                                                                            --------            --------

OPERATING EXPENSES
      Selling, general and administrative                                     32,030              28,961
      Product development                                                     14,890              13,224
                                                                            --------            --------
         Total operating expenses                                             46,920              42,185
                                                                            --------            --------

         Income from operations                                                8,394               8,576

INTEREST INCOME (EXPENSE), NET                                                  (184)                 84
                                                                            --------            --------

         Income before income taxes                                            8,210               8,660

PROVISION FOR INCOME TAXES                                                     2,463               2,815
                                                                            --------            --------

         Net income                                                         $  5,747            $  5,845
                                                                            ========            ========

EARNINGS PER SHARE
     Basic                                                                  $   0.20            $   0.20
                                                                            ========            ========
     Diluted                                                                $   0.20            $   0.19
                                                                            ========            ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                                   28,274              28,636
                                                                            ========            ========
      Diluted                                                                 29,131              30,668
                                                                            ========            ========
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     5,747               5,845

OTHER COMPREHENSIVE LOSS, NET OF TAX
      Foreign currency translation adjustments                                  (213)             (1,071)
                                                                            --------            --------

         Comprehensive income                                               $  5,534            $  4,774
                                                                            ========            ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------

ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                           THREE MONTHS  ENDED
                                                                                      -----------------------------
                                                                                      APRIL 4,            MARCH 29,
                                                                                        1998                 1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $  5,747             $  5,845
     Adjustments to reconcile net income
      to cash provided by (used in) operating activities:
        Depreciation and amortization                                                  5,636                6,026
        Tax benefit of employee stock transactions                                       312                2,976
        Changes in:
          Accounts receivable                                                          1,288              (18,091)
          Inventories                                                                 (3,527)               5,190
          Deferred income taxes                                                         (626)                 968
          Other current assets                                                          (257)                 861
          Leases receivable                                                           (2,095)                (237)
          Accounts payable                                                             1,695                  455
          Other accrued liabilities                                                   (7,233)              (2,193)
                                                                                    --------             --------

             Net cash provided by operating activities                                   940                1,800
                                                                                    --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in property and equipment                                             (7,800)              (3,886)
     Sale of fixed assets                                                                602                1,868
     Decrease in other assets                                                            512                  198
                                                                                    --------             --------

             Net cash used in investing activities                                    (6,686)              (1,820)
                                                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings                                              19,000                5,000
     Repayment of short-term borrowings                                               (9,000)                  --
     Repurchase of common stock                                                      (12,330)              (7,807)
     Issuance of common stock under stock option and
      stock purchase plans                                                             5,026               10,665
                                                                                    --------             --------

             Net cash provided by financing activities                                 2,696                7,858
                                                                                    --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (147)                (264)
                                                                                    --------             --------

     Net increase (decrease) in cash and cash equivalents                             (3,197)               7,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        22,735               14,413
                                                                                    --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 19,538             $ 21,987
                                                                                    ========             ========
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of April 4, 1998 and its condensed consolidated results of operations and cash flows for the three-month periods ended April 4, 1998 and March 29, 1997. The results of operations for the three months ended April 4, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. Certain information reported in the prior year has been reclassified to conform to the 1998 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1997 and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


NOTE 2.   COMPREHENSIVE INCOME (LOSS)

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that items defined as other comprehensive income, such as changes in foreign currency translation adjustments, be separately reported in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The following tables present the components, and related tax effect, of accumulated other comprehensive income:

   The following is a summary of the accumulated other comprehensive loss balance
   (In thousands)

                                                                              Accumulated
                                                           Foreign               Other
                                                          Currency           Comprehensive
                                                            Items                Loss
                                                   -----------------------------------------
       Quarter Ended April 4, 1998
        Beginning balance                                  $(1,472)             $(1,472)
        Current-period change                                 (213)                (213)
                                                           -------              -------
        Ending balance                                     $(1,685)             $(1,685)
                                                           =======              =======

   The following is a summary of the related tax effect allocated to each component of other comprehensive loss (In thousands)

                                                                                 Tax
                                                          Before-Tax          (Expense)           Net-of-Tax
                                                            Amount            or Benefit            Amount
                                                    -----------------------------------------------------------
       Quarter ended March 29, 1997
         Foreign currency translation adjustments          $(1,587)               $516             $(1,071)
                                                           -------                ----             -------
          Other comprehensive loss                         $(1,587)               $516             $(1,071)
                                                           =======                ====             =======

       Quarter ended April 4, 1998
         Foreign currency translation adjustments          $  (304)               $ 91             $  (213)
         Other comprehensive loss                          $  (304)               $ 91             $  (213)
                                                           =======                ====             =======

NOTE 3.   EARNINGS PER SHARE

   Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended March 29, 1997 and April 4, 1998:

   (In thousands, except per share amounts)                              Dilutive
                                                                     Effect of Options
                                                        Basic           Outstanding          Diluted
                                                ---------------------------------------------------------
   Quarter Ended March 29, 1997
       Net income (numerator)                            $ 5,845                               $ 5,845
       Weighted average number of
         shares outstanding (denominator)                 28,636            2,032               30,668
       Earnings per share                                $  0.20                               $  0.19
                                                ================                       ===============

   Quarter Ended April 4, 1998
       Net income (numerator)                            $ 5,747                               $ 5,747
       Weighted average number of
         shares outstanding (denominator)                 28,274              857               29,131
       Earnings per share                                $  0.20                               $  0.20
                                                ================                       ===============

   At April 4, 1998 approximately 700,000 weighted average options to purchase shares of common stock were antidilutive and were therefore not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Approximately 30,000 antidilutive weighted average options were outstanding at March 29, 1997.


NOTE 4 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                                                 APRIL 4,          DECEMBER 31,
                                                                   1998                1997
                                                          ----------------------------------------
   Raw materials                                                  $27,074             $29,057
   Work-in-process                                                 16,919              16,379
   Finished goods                                                  35,089              30,081
                                                                  -------             -------

       Total inventories                                          $79,082             $75,517
                                                                  =======             =======


NOTE 5 - SHORT-TERM BORROWINGS

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended April 4, 1998, the weighted average borrowings were $33.8 million and the weighted average interest rate was 6.8%. On April 4, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $42.0 million and the effective rate was 6.5%.


NOTE 6 - LEGAL CONTINGENCIES

   On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously.


NOTE 7 - DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED FINANCIAL STANDARDS WILL HAVE ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997 but need not be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal year 1999. The adoption of SFAS 131 will not have a material effect on the Company's financial statements.

________________________________________________________________________________

________________________________________________________________________________
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales increased 7.6 percent to $115.8 million for the quarter ended April 4, 1998, compared with $107.6 million for the quarter ended March 29, 1997. The increase was primarily due to increased shipments of the Sequoia(R) ultrasound systems and the Aspen(TM) ultrasound system. Worldwide service revenue increased
10.6 percent to $22.2 million for the first quarter of 1998, compared with $20.1 million for the first quarter of 1997. Domestic net sales for the first quarter of 1998 increased 12.4 percent over the first quarter of 1997 to $79.2 million while international net sales decreased 1.5 percent from the first quarter of 1997 to $36.6 million. International revenues were negatively impacted by weakness in certain markets in Asia and Europe and by the current strength of the U.S. dollar. The Company expects these trends to continue at least through the second quarter of 1998.

   Gross profit increased slightly for the first quarter of 1998 to 47.8 percent, compared with 47.2 percent for the first quarter of 1997. The increase was primarily due to a shift to relatively higher margin products, partially offset by lower service margins.

   Selling, general and administrative expenses for the quarter ended April 4, 1998 were $32.0 million, compared with $29.0 million for the quarter ended March 29,1997. As a percentage of net sales, these expenses increased slightly to
27.7 percent for the first quarter of 1998, compared with 26.9 percent for the first quarter of 1997. The increase was primarily due to higher selling expenses resulting from planned additions to the Company's sales infrastructure.

   Product development spending was $14.9 million for the quarter ended April 4, 1998, compared with $13.2 million for the quarter ended March 29, 1997. As a percentage of net sales, product development spending increased slightly to 12.9 percent, compared with 12.3 percent for the first quarter of 1997. The increase was primarily due to an increase in contracted services in support of new product development.

   The provision for income taxes was $2.5 million for the quarter ended April 4, 1998, compared with a provision of $2.8 million for the quarter ended March 29, 1997.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 did not have a material effect on the results of operations or financial position of the Company. See Note 2 to the condensed consolidated financial statements for further discussion.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997 but need not be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal year 1999. The adoption of SFAS 131 will not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and cash equivalents balance decreased $3.2 million during the three months ended April 4, 1998, to $19.5 million. The Company's short-term borrowings increased $10.0 million during the first quarter of 1998 to $42.0 million. During the first quarters of 1998 and 1997, the Company generated $0.9 million and $1.8 million in cash from operations, respectively. The primary source of cash from operations was net income of $5.7 million and the primary use of cash was a $7.2 million decrease in other accrued liabilities. The decrease in other accrued liabilities was primarily due to payments of previously accrued compensation.

   The Company's investing and financing activities for the three months ended April 4, 1998, used $4.0 million in cash. The Company purchased $7.8 million of equipment during the quarter, primarily consisting of computer equipment. Included in the financing activities for the first quarter of 1998, was $5.0 million raised through employee participation in the Company's stock option and stock purchase plans. The Company used $12.3 million, including $2.7 million accrued in 1997, for share repurchases. During the first quarter of 1997, employee participation in the Company's stock plans generated $10.7 million while the repurchases of common stock used $7.8 million. Also included in the financing activities for the first quarter of 1998 were net short-term borrowings of $10.0 million. During the first quarter of 1997, the Company received net short-term borrowings of $5.0 million.

   On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the first quarter of 1998, the Company repurchased 500,000 shares at a total cost of $9.6 million. As of April 4, 1998, the Company had repurchased 1,762,800 shares toward the 4,000,000 share repurchase authorization at a cumulative cost of $34.8 million.

   Working capital at April 4, 1998 decreased $2.2 million from the corresponding prior-year period. On April 4, 1998, the Company's working capital totaled $116.4 million.

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended April 4, 1998, the weighted average borrowings were $33.8 million and the weighted average interest rate was 6.8%. On April 4, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $42.0 million and the effective rate was 6.5%.

   Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations, and the borrowing arrangement described above will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

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

   The success of Acuson's products depends on the timely completion of additional product capabilities and software updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive ultrasound systems; continued market acceptance of the products and their pricing; and competitor responses including recently introduced competitive products, pricing, intellectual property allegations and product positioning counter-strategies. The Company's business is also subject to risks from potential negative impacts of weakness in certain markets in Asia and Europe and by the current strength of the U.S. dollar. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. In both Italy and Brazil the amount of receivables exceeds $11,000,000. In France the amount of receivables exceeds $5,000,000 and in China the amount of receivables exceeds $4,000,000. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries.

   The Company uses a centralized computing environment to control its order administration, financial and manufacturing processes. During 1997, the Company decided to replace its existing computing environment with an enterprise-wide business information system in two phases. A portion of the first phase of this project is currently scheduled to become operational during the third quarter of 1998. The new system will control many of the significant aspects of the Company's operations and the Company has retained an experienced consulting organization to assist in the conversion. However, the Company's future shipments and results could be adversely impacted if, following the conversion, there are significant problems with the system. When this new system is fully operational, the Company believes its computer systems will be year 2000 compliant.

   For a description of the general investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Acuson and Sequoia are registered trademarks and Aspen is a trademark of Acuson Corporation.

________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

      The current status is the same as previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1997.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


      a)   Exhibits
           --------

               27.1 Financial Data Schedule

      b)   Reports on Form 8-K
           -------------------

               The Company filed no reports on Form 8-K during the quarter ended April 4, 1998.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ACUSON CORPORATION
                                       (Registrant)


May 15, 1998                     By  /s/ Robert J. Gallagher
                                    -------------------------------------
                                     Robert J. Gallagher
                                     Vice Chairman and Chief Operating Officer
                                     (duly authorized Officer and Principal
                                     Financial Officer)