Form 10-Q
period 1998-07-04
ACUSON CORP
filed 1998-08-18
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JULY 4, 1998 or
                                                ------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to __________

                        Commission file number  1-10068
                                                -------



                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)




          DELAWARE                                      94-2784998
   ------------------------                  ---------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)

                             1220 CHARLESTON ROAD
                                P. O. BOX  7393
                         MOUNTAIN VIEW, CA 94039-7393
                   (Address of principal executive offices)

Registrant's telephone number, including area code, is (650) 969-9112
                                                       --------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X  No
                                                    ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.0001 par  value                28,015,394 shares
      --------------------------------          -----------------------------
                (Class)                         Outstanding at August 8, 1998

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                               PAGE
                                                                              NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

---- ---  --------------------------------------------------------------------
          Condensed Consolidated Balance Sheets as of
            July 4, 1998 and December 31, 1997                                   1

          Condensed Consolidated Statements of Operations
             for the Three Months Ended July 4, 1998 and
             June 28, 1997 and for the Six Months Ended July 4, 1998
             and June 28, 1997                                                    2

          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended July 4, 1998 and
             June 28, 1997                                                        3

          Notes to Condensed Consolidated
             Financial Statements                                                 4

ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                      11

ITEM 2.   Changes in Securities and Use of Proceeds                              11

ITEM 4.   Submission of Matters to a Vote of Security Holders                    11

ITEM 6.   Exhibits and Reports on Form 8-K                                       12

Signature                                                                        13

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                     July 4,           DECEMBER 31,
                                                                                       1998                1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $ 16,752           $ 22,735
  Accounts receivable, net of allowance for doubtful accounts
     of $3,469 in 1998 and $3,475 in 1997                                              132,718            131,067
  Inventories                                                                           80,705             75,517
  Deferred income taxes                                                                 25,523             25,244
  Other current assets                                                                  15,118             16,771
                                                                                      --------           --------
     Total current assets                                                              270,816            271,334

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
    and amortization of $143,049 and $136,888 in 1998 and 1997, respectively            74,196             70,631

OTHER ASSETS, NET                                                                       23,805             20,863
                                                                                      --------           --------
     Total Assets                                                                     $368,817           $362,828
                                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                                               $ 40,000           $ 32,000
  Accounts payable                                                                      22,608             21,975
  Other accrued liabilities                                                             92,697             98,754
                                                                                      --------           --------
     Total current liabilities                                                         155,305            152,729
                                                                                      --------           --------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Preferred  stock, par value $0.0001:
       authorized, 10,000 shares; outstanding, none                                          -                  -
  Common stock and additional paid-in capital, common stock par value
       $0.0001: authorized, 50,000 shares; outstanding, 28,006 shares
       and 28,244 shares in 1998 and 1997, respectively                                128,581            123,968
  Accumulated other comprehensive loss                                                  (1,570)            (1,472)
  Retained earnings                                                                     86,501             87,603
                                                                                      --------           --------
     Total stockholders' equity                                                        213,512            210,099
                                                                                      --------           --------
     Total Liabilities and Stockholders' Equity                                       $368,817           $362,828
                                                                                      ========           ========

________________________________________________________________________________


The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 --------------------------------  ------------------------------
                                                      JULY 4,         JUNE 28,        JULY 4,         JUNE 28,
                                                        1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------------
NET SALES
  Product                                             $ 90,961        $ 91,316         $184,540        $178,819
  Service                                               22,332          21,376           44,531          41,454
                                                      --------        --------         --------        --------
     Total net sales                                   113,293         112,692          229,071         220,273
                                                      --------        --------         --------        --------
COST OF SALES
  Product                                               48,124          49,407           96,575          96,160
  Service                                               11,629          11,446           23,642          21,513
                                                      --------        --------         --------        --------
     Total cost of sales                                59,753          60,853          120,217         117,673
                                                      --------        --------         --------        --------
     Gross profit                                       53,540          51,839          108,854         102,600
                                                      --------        --------         --------        --------
OPERATING EXPENSES
  Selling, general and administrative                   32,497          29,802           64,527          58,763
  Product development                                   14,933          14,388           29,823          27,612
                                                      --------        --------         --------        --------
     Total operating expenses                           47,430          44,190           94,350          86,375
                                                      --------        --------         --------        --------
     Income from operations                              6,110           7,649           14,504          16,225

INTEREST INCOME (EXPENSE), NET                            (197)            250             (381)            334
                                                      --------        --------         --------        --------
     Income before income taxes                          5,913           7,899           14,123          16,559

PROVISION FOR INCOME TAXES                               1,774           2,155            4,237           4,970
                                                      --------        --------         --------        --------
     Net income                                       $  4,139        $  5,744         $  9,886        $ 11,589
                                                      ========        ========         ========        ========
EARNINGS PER SHARE
  Basic                                               $   0.15        $   0.20         $   0.35        $   0.40
                                                      ========        ========         ========        ========
  Diluted                                             $   0.14        $   0.19         $   0.34        $   0.38
                                                      ========        ========         ========        ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING
  Basic                                                 28,028          28,916           28,153          28,778
                                                      ========        ========         ========        ========
  Diluted                                               28,954          30,687           29,043          30,684
                                                      ========        ========         ========        ========
---------------------------------------------------------------------------------------------------------------


NET INCOME                                            $  4,139        $  5,744         $  9,886        $ 11,589

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Foreign currency translation adjustments                 115            (217)             (98)         (1,288)
                                                      --------        --------         --------        --------
  Comprehensive income                                $  4,254        $  5,527         $  9,788        $ 10,301
                                                      ========        ========         ========        ========

________________________________________________________________________________
The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                         SIX MONTHS ENDED
                                                                                ---------------------------------
                                                                                    JULY 4,              JUNE 28,
                                                                                     1998                  1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                         $ 9,886             $ 11,589
  Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation and amortization                                                   11,295               11,123
      Tax benefit of employee stock transactions                                         592                4,473
      Changes in:
        Accounts receivable                                                           (1,372)             (27,891)
        Leases receivable                                                             (3,425)                (984)
        Inventories                                                                   (5,177)               7,514
        Deferred income taxes                                                           (253)                 205
        Other current assets                                                           1,757                8,401
        Accounts payable                                                                 668                5,250
        Other accrued liabilities                                                     (2,834)               1,442
                                                                                     -------             --------
          Net cash provided by operating activities                                   11,137               21,122
                                                                                     -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                                               (15,294)             (11,600)
  Sale of fixed assets                                                                   134                5,396
  Other                                                                                 (109)                 265
                                                                                     -------              -------
          Net cash used in investing activities                                      (15,269)              (5,939)
                                                                                     -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of short-term borrowings                                                (11,000)              (6,000)
  Proceeds from short-term borrowings                                                 19,000                5,000
  Repurchase of common stock                                                         (17,164)             (16,612)
  Issuance of common stock under stock option and
    stock purchase plans                                                               7,423               13,901
                                                                                     -------              -------
          Net cash used in financing activities                                       (1,741)              (3,711)
                                                                                     -------              -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (110)                (327)
                                                                                     -------              -------
  Net increase (decrease) in cash                                                     (5,983)              11,145

CASH, BEGINNING OF PERIOD                                                             22,735               14,413
                                                                                     -------              -------
CASH, END OF PERIOD                                                                  $16,752              $25,558
                                                                                     =======              =======

________________________________________________________________________________
The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of July 4, 1998, and its condensed consolidated results of operations and cash flows for the six-month periods ended July 4, 1998 and June 28, 1997. The results of operations for the three and six-month periods ended July 4, 1998, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. Certain information reported in the prior year has been reclassified to conform to the 1998 presentation.

   The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1997, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


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

       The following is a summary of the accumulated other comprehensive loss balance

                                                                  Accumulated
                                                Foreign              Other
                                               Currency          Comprehensive
                                                 Items               Loss
                                            (in thousands)      (in thousands)
                                         -----------------------------------------
       Six months ended July 4, 1998
         Beginning balance                     $(1,472)             $(1,472)
         Current-period change                     (98)                 (98)
                                               -------              -------
           Ending balance                      $(1,570)             $(1,570)
                                               =======              =======

The following is a summary of the related tax effect allocated to each component of other comprehensive income (loss)

                                                                                   Tax
                                                            Before-Tax          (Expense)           Net-of-Tax
                                                              Amount            or Benefit            Amount
                                                          (in thousands)      (in thousands)      (in thousands)
                                                      -----------------------------------------------------------
Three months ended June 28, 1997
 Foreign currency translation adjustments                    $  (298)              $ 81               $  (217)
                                                             =======               ====               =======
Six months ended June 28, 1997
 Foreign currency translation adjustments                    $(1,840)              $552               $(1,288)
                                                             =======               ====               =======

Three months ended July 4, 1998
 Foreign currency translation adjustments                    $  164                $(49)              $   115
                                                             ======                ====               =======
Six months ended July 4, 1998
 Foreign currency translation adjustments                    $ (140)               $ 42               $   (98)
                                                             ======                ====               =======


NOTE 3 - EARNINGS PER SHARE

   Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six-month periods ended June 28, 1997 and July 4, 1998:

                                                                                Dilutive
                                                                                Effect of
                                                                                 Options
                                                               Basic           Outstanding          Diluted
                                                                (in thousands, except per share amounts)
                                                       ---------------------------------------------------------
Three months ended June 28, 1997
  Net income (numerator)                                       $ 5,744                               $ 5,744
  Weighted average number of
   shares outstanding (denominator)                             28,916              1,771             30,687
  Earnings per share                                           $  0.20                               $  0.19
                                                               =======                               =======
Six months ended June 28, 1997
  Net income (numerator)                                       $11,589                               $11,589
  Weighted average number of
   shares outstanding (denominator)                             28,778              1,906             30,684
  Earnings per share                                           $  0.40                               $  0.38
                                                               =======                               =======
Three months ended July 4, 1998
  Net income (numerator)                                       $ 4,139                               $ 4,139
  Weighted average number of
   shares outstanding (denominator)                             28,028                926             28,954
  Earnings per share                                           $  0.15                               $  0.14
                                                               =======                               =======
Six months ended July 4, 1998
  Net income (numerator)                                       $ 9,886                               $ 9,886
  Weighted average number of
   shares outstanding (denominator)                             28,153                890             29,043
  Earnings per share                                           $  0.35                               $  0.34
                                                               =======                               =======

   For the three and six-month periods ended July 4, 1998 approximately 570,000 and 677,000 weighted average options to purchase shares of common stock, respectively, were antidilutive and were therefore not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Approximately 91,000 and 58,000 antidilutive weighted average options were outstanding during the three and six-month periods ended June 28, 1997, respectively.

NOTE 4 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                                  JULY 4,         DEC. 31,
                                                   1998            1997
                                              ------------------------------
       Raw materials                              $27,867         $29,057
       Work-in-process                             18,012          16,379
       Finished goods                              34,826          30,081
                                                  -------         -------
            Total inventories                     $80,705         $75,517
                                                  =======         =======


NOTE 5 - SHORT-TERM BORROWINGS

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended July 4, 1998, the weighted average borrowings were $40.2 million and the weighted average interest rate was 6.4 percent. For the six months ended July 4, 1998, the weighted average borrowings were $36.9 million and the weighted average interest rate was 6.6 percent. On July 4, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $40.0 million and the effective rate was 6.4 percent.


NOTE 6 - LEGAL CONTINGENCIES

   On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously. This suit is still in the fact finding stage.


NOTE 7 - COMMON STOCK

   On May 27, 1998, the Company authorized and declared a dividend distribution of one preferred stock purchase Right for each outstanding share of Common Stock to stockholders of record at the close of business on June 8, 1998, and authorized the issuance of one preferred stock purchase Right with each future share of Common Stock issued by the Company before the Rights become exercisable, or before the Rights are redeemed by the Company, or before the Rights expire on June 8, 2008. The Rights will attach to all certificates representing shares of outstanding Company Common Stock and will not be exercisable or transferable apart from the Common Stock until ten days after another person or group of persons acquires 15 percent of the Company's Common Stock or commences a tender or exchange offer for at least 15 percent of the Company's Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Preferred Stock at $120 per Unit, subject to adjustments for dilutive events. In certain circumstances, each Right will entitle its holder to purchase a larger number of shares of common stock in an acquiring company. The Board of Directors may redeem the Rights, at any time, at $0.01 per Right, payable in cash, common shares or other consideration. In addition, the Board may also, without consent of the holders of the Rights, amend the terms of the Rights to lower the threshold for exercisability of the Rights.


NOTE 8 - DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED FINANCIAL STANDARDS WILL HAVE ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal years beginning after June 15, 1999. The Company anticipates the adoption of SFAS 133 will not have a material effect on the Company's financial statements.

_______________________________________________________________________________

_______________________________________________________________________________


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended July 4, 1998, were $113.3 million compared with $112.7 million for the quarter ended June 28, 1997. For the first six months of 1998, net sales were $229.1 million compared to $220.3 for the same period in 1997. Worldwide service revenue increased 4.5 percent to $22.3 million for the second quarter of 1998, compared with $21.4 million for the second quarter of 1997. For the six months ended July 4, 1998, worldwide service revenue increased 7.4 percent to $44.5 million. Domestic net sales for the quarter ended July 4, 1998 increased 9.2 percent to $81.9 million while international net sales decreased 16.6 percent to $31.4 million. Domestic net sales for the first six months of 1998 increased 10.7 percent to $161.1 million while international net sales decreased 9.1 percent to $68.0 million. International revenues were negatively impacted by the continued economic weakness in Asia and by the current strength of the U.S. dollar. The Company expects these trends to continue at least through the third quarter of 1998.

   Gross profit for the second quarter of 1998 increased to 47.3 percent compared with 46.0 percent for the second quarter of 1997. For the six months ended July 4, 1998, gross profit increased to 47.5 percent compared with 46.6 percent for the same period in 1997. The increases were primarily due to reduced warranty costs on new product installations.

   Selling, general and administrative expenses for the quarter ended July 4, 1998, were $32.5 million or 28.7 percent of net sales, compared with $29.8 million or 26.4 percent of net sales for the quarter ended June 28, 1997. For the six months ended July 4, 1998, selling, general and administrative costs were $64.5 million or 28.2 percent of net sales, compared with $58.8 million or
26.7 percent of net sales for the same period in 1997. The increases were primarily due to higher selling expenses resulting from planned additions to the Company's sales infrastructure.

   Product development spending for the second quarter of 1998 was $14.9 million or 13.2 percent of net sales, compared with $14.4 million or 12.8 percent of net sales for the second quarter of 1997. For the six months ended July 4, 1998, product development costs were $29.8 million or 13.0 percent of net sales, compared with $27.6 million or 12.5 percent of net sales for the same period in 1997. The increases were primarily due to increased contracted services in support of new product development.

   Net interest expense for the three months ended July 4, 1998 was $0.2 million compared with net interest income of $0.3 million for the three months ended June 28, 1997. For the first six months of 1998, net interest expense was $0.4 million compared with net interest income of $0.3 million for the same period in 1997. The increases in net interest expense were primarily due to the Company's increased short-term borrowings.

   The provision for income taxes was $1.8 million for the second quarter of 1998, compared with a provision of $2.2 million for the second quarter of 1997. For the six months ended July 4, 1998, the provision for income taxes was $4.2 million compared with a provision of $5.0 million for the same period in 1997. The effective tax rate for both the second quarter and first six months of 1998 was a provision of 30.0 percent compared with provisions of 27.3 percent and
30.0 percent for the second quarter and first six months of 1997, respectively.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal year 1999. The adoption of SFAS 131 will not have a material effect on the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal years beginning after June 15, 1999. The Company anticipates the adoption of SFAS 133 will not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

   During the six months ended July 4, 1998, the Company's cash and cash equivalents balance decreased $6.0 million to $16.8 million, and short-term borrowings increased $8.0 million to $40.0 million. During the first six months of 1998 the Company generated $11.1 million in cash from operations. The primary source of cash from operations was net income of $9.9 million and the primary use of cash was an increase in inventory of $5.2 million. The increase in inventory was primarily the result of higher inventory levels due to the Native/TM/ Tissue Harmonic Imaging (NTHI) upgrade for the Company's Aspen/TM/ ultrasound system. Shipments of Aspen systems with the NTHI option are expected to begin in the third quarter of 1998.

   The Company's investing and financing activities for the six months ended July 4, 1998, used $17.0 million in cash. The Company purchased $15.3 million of equipment during the year, primarily consisting of computer equipment. Included in the financing activities for the first half of 1998, was $7.4 million raised through employee participation in the Company's stock option and stock purchase plans. The Company used $17.2 million, including $2.7 million accrued in 1997, for share repurchases. Also included in the financing activities for the first half of 1998 were net short-term borrowings of $8.0 million.

   On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the second quarter of 1998, the Company repurchased 251,900 shares at a total cost of $4.8 million. As of July 4, 1998, the Company had repurchased 2,014,700 shares toward the 4,000,000 share repurchase authorization at a cumulative cost of $39.6 million.

   Working capital at July 4, 1998 decreased $3.1 million from the year ended December 31, 1997. At July 4, 1998, the Company's working capital totaled $115.5 million.

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended July 4, 1998, the weighted average borrowings were $40.2 million and the weighted average interest rate was 6.4 percent. For the six months ended July 4, 1998, the weighted average borrowings were $36.9 million and the weighted average interest rate was 6.6 percent. On July 4, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $40.0 million and the effective rate was 6.4 percent.

   Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations, and the borrowing arrangement described above will be sufficient to meet the Company's projected operating and capital requirements for at least fiscal 1998.

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

   The success of Acuson's products depends on the timely completion of additional product capabilities and software updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive ultrasound systems; continued market acceptance of the products and their pricing; and competitor responses including recently introduced competitive products, pricing, intellectual property allegations and product positioning counter-strategies. The Company's business is also subject to risks from potential negative impacts of weakness in certain markets in Asia and Europe and by the current strength of the U.S. dollar. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. In both Italy and Brazil the amount of receivables exceeds $11,000,000. In France the amount of receivables exceeds $5,000,000 and in China and Germany the amount of receivables exceeds $4,000,000. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries.

   During 1997, the Company initiated a two phase project to replace its outdated computing environment with an enterprise-wide, integrated business information system to control many of its operating systems including order administration, service and financial and manufacturing processes. The first phase of this project is currently scheduled to become operational during the third quarter of 1998 and the Company has retained an experienced consulting organization to assist in the conversion. However, the Company's future shipments and results could be adversely impacted if, following the conversion, there are significant problems with the system.

YEAR 2000

   The Company is taking steps to ensure its products and services will continue to operate on and after January 1, 2000. In addition to the new business information system noted above, which is year 2000 compliant and will be replacing a significant portion of the Company's critical systems, the Company is currently engaged in a three phase project to evaluate and remedy those systems not being replaced. The first phase was completed in May 1998 and included a comprehensive inventory of the Company's systems and an analysis and determination of the criticality of each system by an experienced consulting firm. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. Phase two will focus on confirming the year 2000 compliance of those systems identified in phase one and is expected to be completed during the first quarter of 1999. The third and final phase, which is expected to be completed during the third quarter of 1999, will involve taking any needed corrective action to bring all remaining critical systems and components into compliance and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000. Upon completion of this project, if systems material to the Company's operations have not been made year 2000 compliant, the year 2000 issue could have a material impact on the Company's financial statements. To date, the costs incurred by the Company with respect to this project are not material. Future anticipated costs will be difficult to estimate until after the completion of phase two, however with the implementation of the Company's new business information system, the Company does not anticipate those costs to be material.

   The Company's products being shipped today are year 2000 compliant and the Company believes its products previously shipped are either year 2000 compliant or can be made year 2000 compliant by customer purchase of an upgrade.

   The Company has also been communicating with suppliers and others it does business with to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern.

   Based upon the steps being taken to address this issue and the progress to date, the Company does not expect the financial impact of the year 2000 date conversion to be material to its financial position or results of operations. However, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the year 2000 issue could have a material adverse effect on the Company's financial statements.

   For a description of the general investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

Acuson and Sequoia are registered trademarks and Aspen and Native are trademarks of Acuson Corporation.
________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

   The current status is the same as previously reported in Company's Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

   On May 27, 1998, the Company authorized and declared a dividend distribution of one preferred stock purchase Right for each outstanding share of Common Stock to stockholders of record at the close of business on June 8, 1998, and authorized the issuance of one preferred stock purchase Right with each future share of Common Stock issued by the Company before the Rights become exercisable, or before the Rights are redeemed by the Company, or before the Rights expire on June 8, 2008. The Rights will attach to all certificates representing shares of outstanding Company Common Stock and will not be exercisable or transferable apart from the Common Stock until ten days after another person or group of persons acquires 15 percent of the Company's Common Stock or commences a tender or exchange offer for at least 15 percent of the Company's Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Preferred Stock at $120 per Unit, subject to adjustments for dilutive events. In certain circumstances, each Right will entitle its holder to purchase a larger number of shares of common stock in an acquiring company. The Board of Directors may redeem the Rights, at any time, at $0.01 per Right, payable in cash, common shares or other consideration. In addition, the Board may also, without consent of the holders of the Rights, amend the terms of the Rights to lower the threshold for exercisability of the Rights.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of the Company was held on May 27, 1998.

b)  The result of Stockholders' votes at the Annual Meeting were as follows:

    (i) All nominees for director of the Company were elected by the following vote:

          Name                       Votes For         Votes Withheld
          ----                       ---------         --------------
          Robert J. Gallagher        23,209,518           85,450
          Albert L. Greene           23,212,277           82,691
          Karl H. Johannsmeier       23,207,737           87,231
          Samuel H. Maslak           23,208,803           86,165
          Alan C. Mendelson          23,209,827           85,141

    (ii) Ratification of appointment of Arthur Andersen LLP as independent public accountants of the Company.
                                                                       Broker
          Votes For           Votes Against       Abstain             Non-Vote
          ---------           -------------       -------             --------
          23,229,054              20,837           44,890                187

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     --------

        The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
         4.1  Rights Agreement, dated June 8, 1998, between Acuson Corporation and    *
              BankBoston, N.A., as Rights Agent (Exhibit 1)
        10.1  Non-Negotiable Secured Promissory Note, dated April 24, 1998, of
              Edward P. Cornell
        10.2  Deed of Trust, dated April 24, 1998, between Edward P. Cornell and
              Commonwealth Land Title Company, as Trustee
        27.1  Financial Data Schedule

b)   Reports on Form 8-K
     -------------------

        The Company filed no reports on Form 8-K during the quarter ended July 4, 1998.

           * Incorporated by reference to the indicated exhibit in the Company's Form 8-A12B dated June 5, 1998


________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACUSON CORPORATION
                                          (Registrant)


August 18, 1998                  By  /s/ Robert J. Gallagher
                                    ------------------------
                                    Robert J. Gallagher
                                    Vice Chairman and Chief Operating Officer
                                    (duly authorized Officer and Principal
                                    Financial Officer)