Form 10-Q
period 1998-10-03
ACUSON CORP
filed 1998-11-16
CIK 717014

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         --------------------------

                                  FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended OCTOBER 3, 1998 or
                                    ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ___________

                       Commission file number  0-10068
                                               _______

                             ACUSON CORPORATION
           (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-2784998
     ------------------------------       -------------------------------------
         (State of Incorporation)           (IRS Employer Identification No.)

                            1220 CHARLESTON ROAD
                               P. O. BOX  7393
                        MOUNTAIN VIEW, CA 94039-7393
                  (Address of principal executive offices)

    Registrant's telephone number, including area code, is (650) 969-9112
                                                           ______________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                  ____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.0001 par  value                   27,443,345 shares
    ------------------------------------         -------------------------------
                 (Class)                         Outstanding at November 7, 1998

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                        PAGE
                                                                       NUMBER
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
            October 3, 1998 and December 31, 1997                         3

          Condensed Consolidated Statements of Operations
            for the Three Months Ended October 3, 1998 and
            September 27, 1997 and for the Nine Months Ended
            October 3, 1998 and September 27, 1997                        4

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended October 3, 1998 and
            September 27, 1997                                            5

          Notes to Condensed Consolidated
            Financial Statements                                          6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               13

ITEM 6.   Exhibits and Reports on Form 8-K                                13

Signature                                                                 14

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                   OCTOBER 3,      DECEMBER 31,
                                                                                     1998             1997
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $   13,137        $   22,735
     Accounts receivable, net of allowance for doubtful accounts
         of $3,479 in 1998 and $3,475 in 1997                                       148,709           131,067
     Inventories                                                                     87,142            75,517
     Deferred income taxes                                                           25,668            25,244
     Other current assets                                                            14,808            16,771
                                                                                 ----------        ----------
         Total current assets                                                       289,464           271,334
                                                                                 ----------        ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and
     amortization of $148,143 and $136,888 in 1998 and 1997, respectively            77,888            70,631

OTHER ASSETS, NET                                                                    24,392            20,863
                                                                                 ----------        ----------
         Total Assets                                                            $  391,744        $  362,828
                                                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                                                       $   65,000        $   32,000
     Accounts payable                                                                26,269            21,975
     Other accrued liabilities                                                       91,928            98,754
                                                                                 ----------        ----------
         Total current liabilities                                                  183,197           152,729
                                                                                 ----------        ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
     Preferred  stock, par value $0.0001:
         authorized, 10,000 shares; outstanding, none                                    --                --
     Common stock and additional paid-in capital, common stock par value
         $0.0001: authorized, 50,000 shares; outstanding, 27,422 shares
         and 28,244 shares in 1998 and 1997, respectively                           127,673           123,968
     Accumulated other comprehensive loss                                              (658)           (1,472)
     Retained earnings                                                               81,532            87,603
                                                                                 ----------        ----------
         Total stockholders' equity                                                 208,547           210,099
                                                                                 ----------        ----------
         Total Liabilities and Stockholders' Equity                              $  391,744        $  362,828
                                                                                 ==========        ==========

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 --------------------------------   -----------------------------
                                                 OCTOBER 3,       SEPTEMBER 27,     OCTOBER 3,    SEPTEMBER 27,
                                                    1998             1997              1998            1997
-----------------------------------------------------------------------------------------------------------------
NET SALES
  Product                                        $ 80,186           $ 79,126        $264,726        $257,945
  Service                                          22,671             20,964          67,202          62,418
                                                 --------           --------        --------        --------
     Total net sales                              102,857            100,090         331,928         320,363
                                                 --------           --------        --------        --------
COST OF SALES
  Product                                          43,098             42,118         139,673         138,278
  Service                                          11,578             10,433          35,220          31,946
                                                 --------           --------        --------        --------
     Total cost of sales                           54,676             52,551         174,893         170,224
                                                 --------           --------        --------        --------
     Gross profit                                  48,181             47,539         157,035         150,139
                                                 --------           --------        --------        --------
OPERATING EXPENSES
  Selling, general and administrative              28,393             27,749          92,920          86,512
  Product development                              13,609             14,544          43,432          42,156
                                                 --------           --------        --------        --------
     Total operating expenses                      42,002             42,293         136,352         128,668
                                                 --------           --------        --------        --------
     Income from operations                         6,179              5,246          20,683          21,471

INTEREST INCOME (EXPENSE), NET                       (537)               418            (918)            752
                                                 --------           --------        --------        --------
     Income before income taxes                     5,642              5,664          19,765          22,223

PROVISION FOR INCOME TAXES                          1,467              1,135           5,704           6,105
                                                 --------           --------        --------        --------

     Net income                                  $  4,175           $  4,529        $ 14,061        $ 16,118
                                                 ========           ========        ========        ========
EARNINGS PER SHARE
  Basic                                             $0.15              $0.16           $0.50           $0.56
                                                 ========           ========        ========        ========
  Diluted                                           $0.15              $0.15           $0.49           $0.53
                                                 ========           ========        ========        ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING
  Basic                                            27,732             28,882          28,014          28,813
                                                 ========           ========        ========        ========
  Diluted                                          28,333             30,862          28,804          30,721
                                                 ========           ========        ========        ========
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                       $  4,175           $  4,529        $ 14,061        $ 16,118

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Foreign currency translation adjustments            912               (351)            814          (1,639)
                                                 --------           --------        --------        --------

     Comprehensive income                        $  5,087           $  4,178        $ 14,875        $ 14,479
                                                 ========           ========        ========        ========
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

-------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                       NINE MONTHS ENDED
                                                                              -----------------------------------
                                                                                  OCTOBER 3,         SEPTEMBER 27,
                                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $ 14,061             $ 16,118
  Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation and amortization                                                   16,948               16,714
      Tax benefit of employee stock transactions                                         627                6,313
      Changes in:
        Accounts receivable                                                          (16,971)             (26,671)
        Leases receivable                                                             (3,659)                (482)
        Inventories                                                                  (11,605)               9,466
        Deferred income taxes                                                           (761)                 (62)
        Other current assets                                                           2,860                8,623
        Accounts payable                                                               4,176                1,522
        Other accrued liabilities                                                     (4,647)              (2,498)
                                                                                    --------             --------
          Net cash provided by operating activities                                    1,029               29,043
                                                                                    --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                                               (24,025)             (27,315)
  Sale of fixed assets                                                                   340                5,713
  Other                                                                                 (307)                 423
                                                                                    --------             --------
          Net cash used in investing activities                                      (23,992)             (21,179)
                                                                                    --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term borrowings                                                 (11,000)             (11,000)
  Proceeds from short-term borrowings                                                 44,000                5,000
  Repurchase of common stock                                                         (30,085)             (21,121)
  Issuance of common stock under stock option and
    stock purchase plans                                                              10,259               19,979
                                                                                    --------             --------
          Net cash provided by (used in) financing activities                         13,174               (7,142)
                                                                                    --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  191                (320)
                                                                                    --------             --------
  Net increase (decrease) in cash                                                     (9,598)                 402

CASH, BEGINNING OF PERIOD                                                             22,735               14,413
                                                                                    --------             --------
CASH, END OF PERIOD                                                                 $ 13,137             $ 14,815
                                                                                    ========             ========
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1 - INTERIM STATEMENTS

   In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of October 3, 1998, and its condensed consolidated results of operations and cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997. The results of operations for the three and nine-month periods ended October 3, 1998, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. Certain information reported in the prior year has been reclassified to conform to the 1998 presentation.

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

   The following is a summary of the accumulated other comprehensive loss balance

                                                            Accumulated
                                                               Other
                                                           Comprehensive
                                                                Loss
                                                           (in thousands)
                                                      ---------------------
Nine months ended October 3, 1998
 Beginning balance                                                  $(1,472)
 Current-period change
   Foreign currency items                                               814
                                                                    -------
 Ending balance                                                     $  (658)
                                                                    =======

    The following is a summary of the related tax effect allocated to each component of other comprehensive income (loss)

                                                                                   Tax
                                                            Before-Tax          (Expense)           Net-of-Tax
                                                              Amount            or Benefit            Amount
                                                          (in thousands)      (in thousands)      (in thousands)
                                                      -----------------------------------------------------------
Three months ended September 27, 1997
 Foreign currency translation adjustments                  $  (439)               $ 88             $  (351)
                                                        =================   =================   =================

Nine months ended September 27, 1997
 Foreign currency translation adjustments                  $(2,261)               $622             $(1,639)
                                                        =================   =================   =================

Three months ended October 3, 1998
 Foreign currency translation adjustments                    $1,232               $(320)               $912
                                                        =================   =================   =================

Nine months ended October 3, 1998
 Foreign currency translation adjustments                    $1,145               $(331)               $814
                                                        =================   =================   =================


NOTE 3 - EARNINGS PER SHARE

   Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine-month periods ended September 27, 1997 and October 3, 1998:

                                                                            Dilutive
                                                                        Effect of Options
                                                           Basic           Outstanding          Diluted
                                                            (in thousands, except per share amounts)
                                                   ---------------------------------------------------------

Three months ended September 27, 1997
  Net income (numerator)                                       $ 4,529                               $ 4,529
  Weighted average number of
   shares outstanding (denominator)                             28,882              1,980             30,862
  Earnings per share                                           $  0.16                               $  0.15
                                                               =======                               =======

Nine months ended September 27, 1997
  Net income (numerator)                                       $16,118                               $16,118
  Weighted average number of
   shares outstanding (denominator)                             28,813              1,908             30,721
  Earnings per share                                           $  0.56                               $  0.53
                                                               =======                               =======

Three months ended October 3, 1998
  Net income (numerator)                                       $ 4,175                               $ 4,175
  Weighted average number of
   shares outstanding (denominator)                             27,732                601             28,333
  Earnings per share                                           $  0.15                               $  0.15
                                                               =======                               =======

Nine months ended October 3, 1998
  Net income (numerator)                                       $14,061                               $14,061
  Weighted average number of
   shares outstanding (denominator)                             28,014                790             28,804
  Earnings per share                                           $  0.50                               $  0.49
                                                               =======                               =======

   For the three and nine-month periods ended October 3, 1998 approximately 2,119,000 and 1,032,000 weighted average options to purchase shares of common stock, respectively, were antidilutive and were therefore not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Approximately 83,000 and 68,000 antidilutive weighted average options were outstanding during the three and nine-month periods ended September 27, 1997, respectively.

NOTE 4 - INVENTORIES

   The components of inventories were as follows (in thousands):

                                      OCTOBER 3,        DECEMBER 31,
                                         1998              1997
                                      ----------       ------------
        Raw materials                   $25,994           $29,057
        Work-in-process                  19,803            16,379
        Finished goods                   41,345            30,081
                                        -------           -------

             Total inventories          $87,142           $75,517
                                        =======           =======


NOTE 5 - SHORT-TERM BORROWINGS

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended October 3, 1998, the weighted average borrowings were $50.9 million and the weighted average interest rate was 6.4 percent. For the nine months ended October 3, 1998, the weighted average borrowings were $41.5 million and the weighted average interest rate was 6.5 percent. On October 3, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $65.0 million and the effective rate was 6.4 percent. On October 5, 1998, this agreement was amended, increasing the line of credit to $100.0 million.

   Subsequent to October 3, 1998, the Company entered into an uncommitted line of credit agreement for up to 90 day advances not to exceed an aggregate total of $10.0 million. The Company has borrowed $4.5 million against this uncommitted line of credit.


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

_______________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales for the quarter ended October 3, 1998, were $102.9 million compared with $100.1 million for the quarter ended September 27, 1997. For the nine months ended October 3, 1998, net sales were $331.9 million compared with $320.4 million for the first nine months of 1997. Worldwide service revenue increased
8.1 percent to $22.7 million for the third quarter of 1998, compared with $21.0 million for the third quarter of 1997. Worldwide service revenue for the nine months ended October 3, 1998, increased 7.7 percent to $67.2 million. Domestic net sales for the quarter ended October 3, 1998 increased 10.3 percent to $72.9 million while international net sales decreased 11.8 percent to $29.9 million. Domestic net sales for the first nine months of 1998 increased 10.6 percent to $234.0 million while international net sales decreased 10.0 percent to $97.9 million. International revenues were negatively impacted by the continued economic weakness in Asia and recent weakening in Latin American markets. The Company has also recently seen increased economic instability in Russia. The Company expects selected international markets to remain challenging through the fourth quarter of 1998 and into 1999.

   Gross profit for the third quarter of 1998 decreased to 46.8 percent of net sales compared with 47.5 percent for the third quarter of 1997. The decrease was primarily due to lower average realized prices per unit and lower than expected shipments partially offset by the Company's cost reduction efforts and improved service margins. For the nine months ended October 3, 1998, gross profit increased to 47.3 percent of net sales compared with 46.9 percent for the same period in 1997. The increase was primarily due to reduced warranty costs on new product installations partially offset by lower average realized prices per unit.

   Selling, general and administrative expenses for the quarter ended October 3, 1998, were $28.4 million or 27.6 percent of net sales, compared with $27.7 million or 27.7 percent of net sales for the quarter ended September 27, 1997. For the nine months ended October 3, 1998, selling, general and administrative expenses were $92.9 million or 28.0 percent of net sales, compared with $86.5 million or 27.0 percent of net sales for the same period in 1997. The increases were primarily due to higher selling expenses resulting from planned additions to the Company's sales infrastructure partially offset by the Company's cost reduction efforts for the third quarter of 1998.

   Product development spending for the third quarter of 1998 was $13.6 million or 13.2 percent of net sales, compared with $14.5 million or 14.5 percent of net sales for the third quarter of 1997. The decrease was primarily due to reduced prototype expenditures and the Company's cost reduction efforts. For the nine months ended October 3, 1998, product development costs were $43.4 million or
13.1 percent of net sales, compared with $42.2 million or 13.2 percent of net sales for the same period in 1997. The increase was primarily due to increased contracted services early in the year in support of new product development partially offset by a reduction in prototype expenses.

   Net interest expense for the three months ended October 3, 1998 was $0.5 million compared with net interest income of $0.4 million for the three months ended September 27, 1997. For the nine months ended October 3, 1998, net interest expense was $0.9 million compared with net interest income of $0.8 million for the same period in 1997. The increases in net interest expenses were primarily due to increases in the Company's short-term borrowings.

   The effective tax rate for the third quarter of 1998 was 26.0 percent resulting in a provision of $1.5 million, compared with an effective rate of
20.0 percent and a provision of $1.1 million for the third quarter of 1997. The rate increase was primarily due to a change in the Company's domestic and international sales mix. For the nine months ended October 3, 1998, the effective tax rate was 28.9 percent resulting in a provision of $5.7 million. For the nine months ended September 27, 1997, the effective rate and provision were 27.5 percent and $6.1 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended October 3, 1998, the Company's cash and cash equivalents balance decreased $9.6 million to $13.1 million and short-term borrowings increased $33.0 million to $65.0 million. During the first nine months of 1998 the Company generated $1.0 million in cash from operations. The primary source of cash from operations was net income of $14.1 million. The primary uses of cash were accounts receivable and inventory which used $17.0 million and $11.6 million in cash, respectively. The increase in accounts receivable was substantially due to a higher percentage of units shipped during the last month of the quarter which were delayed primarily as a result of the August 1998 implementation of the Company's new enterprise-wide, integrated business information system. The increase in inventory was primarily the result of both a manufacturing build up in anticipation of fourth quarter 1998 shipments and fewer than expected third quarter 1998 shipments.

   The Company's investing and financing activities for the nine months ended October 3, 1998, used $10.8 million in cash. The Company purchased $24.0 million of equipment during the year, primarily consisting of computer equipment. Included in the financing activities for the first nine months of 1998, were $10.3 million raised through employee participation in the Company's stock option and stock purchase plans and $30.1 million, including $2.7 million accrued in 1997, used for share repurchases. Also included in the financing activities for the first nine months of 1998 were net short-term borrowings of $33.0 million.

   On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the third quarter of 1998, the Company repurchased 812,700 shares at a total cost of $12.9 million. As of October 3, 1998, the Company had repurchased 2,827,400 shares toward the 4,000,000 share repurchase authorization at a cumulative cost of $52.5 million.

   Working capital at October 3, 1998 decreased $12.3 million from the year ended December 31, 1997. At October 3, 1998, the Company's working capital totaled $106.3 million.

   The Company has a revolving, unsecured credit agreement for $75.0 million which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. For the quarter ended October 3, 1998, the weighted average borrowings were $50.9 million and the weighted average interest rate was 6.4 percent. For the nine months ended October 3, 1998, the weighted average borrowings were $41.5 million and the weighted average interest rate was 6.5 percent. On October 3, 1998, borrowings under this facility, which are subject to certain debt covenants, totaled $65.0 million and the effective rate was 6.4 percent. On October 5, 1998, this agreement was amended, increasing the line of credit to $100.0 million.

   Subsequent to October 3, 1998, the Company entered into an uncommitted line of credit agreement for up to 90 day advances not to exceed an aggregate total of $10.0 million. The Company has borrowed $4.5 million against this uncommitted line of credit.

   Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations, and the borrowing arrangement described above will be sufficient to meet the Company's projected operating and capital requirements for fiscal 1998.

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

   The success of Acuson's products depends on the timely completion of additional product capabilities and software updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive ultrasound systems; continued market acceptance of the products and their pricing; and competitor responses including the introduction of competitive products, pricing, intellectual property allegations and product positioning counter-strategies. The Company's business is also subject to risks from potential negative impacts of weakness and instability in certain markets in Asia, Latin America and Europe and fluctuations in exchange rates for the U.S. dollar. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. In Italy and Brazil the amount of receivables each exceeds $11,000,000. In France the amount of receivables exceeds $8,000,000. In Germany and Japan the amount of receivables each exceeds $4,000,000 and in Australia and China the amount of receivables each exceeds $3,000,000. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries.

   During 1997, the Company initiated a two phase project to replace its outdated computing environment with an enterprise-wide, integrated business information system to control many of its operating systems including order administration, service and financial and manufacturing processes. The first phase of this project has been substantially completed and the second phase is currently scheduled to be completed during the latter half of 1999. The Company has retained an experienced consulting organization to assist in the conversion, however, the Company's future shipments and results could be adversely impacted if, following the conversion, there are significant problems with the system.

YEAR 2000

   The Company is taking steps to ensure its products and services will continue to operate on and after January 1, 2000. In addition to the new business information system noted above, which is year 2000 compliant and will be replacing a significant portion of the Company's critical systems, the Company is currently engaged in a three-phase project to evaluate and remedy those systems not being replaced. The first phase, completed in May 1998, included a comprehensive inventory of the Company's systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. Phase two will focus on confirming the year 2000 compliance of those systems identified in phase one and is expected to be completed during the fourth quarter of 1998. The third and final phase, which is expected to be completed during the third quarter of 1999, will involve taking any needed corrective action to bring all remaining critical systems and components into compliance and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000. The Company fully expects the project to be successfully completed well before the millennium and has created a year 2000 steering committee, comprised of senior executives, to monitor the progress of the project. However, if by January 1, 2000, systems material to the Company's operations have not been made year 2000 compliant, the year 2000 issue could have a material impact on the Company's financial statements. To date, the costs incurred by the Company with respect to this project have not been material. Future anticipated costs will be difficult to estimate until after the completion of phase two, however with the implementation of the Company's new business information system, the Company does not anticipate those costs to be material.

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

EURO CONVERSION

   On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency. Following the introduction of the Euro, the local currencies are scheduled to remain legal tender in the participating countries until January 1, 2002. During this transition period goods and services may be paid for in either Euros or the participating country's local currency. Thereafter, only the Euro will be legal tender in the participating countries. The Euro conversion is expected to stimulate cross-border competition by creating cross-border price transparency. The Company believes its current accounting systems are capable of accommodating the Euro conversion with minimal intervention and that the conversion will not have a material impact on the competitiveness of its products in Europe. The Company also believes any costs of addressing the Euro conversion will not have a material impact on the Company's financial statements.

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

      The Company filed no reports on Form 8-K during the quarter ended October 3, 1998.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                       (Registrant)


November 16, 1998                By  /s/ Robert J. Gallagher
                                    --------------------------------
                                    Robert J. Gallagher
                                    Vice Chairman and Chief Operating Officer
                                    (duly authorized Officer and Principal
                                    Financial Officer)