Form 10-K405
period 1998-12-31
ACUSON CORP
filed 1999-03-29
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended DECEMBER 31, 1998 or
                               -----------------

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

     Registrant's telephone number, including area code, is (650) 969-9112
                                                            --------------
                              ___________________

          Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class              Name of Each Exchange on Which Registered
-------------------------------     -------------------------------------------
Common Stock, $0.0001 par value                   New York Stock Exchange

Preferred Stock Purchase Rights                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                              ___________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's voting stock held by non-affiliates on March 5, 1999 (based upon the NYSE closing price on such date) was approximately $413,114,184.

  As of March 5, 1999, there were 26,760,433 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held June 8, 1999 (other than the Compensation Committee Report and Performance Graph contained therein) (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Part II).

_______________________________________________________________________________

PART I
ITEM 1
BUSINESS


GENERAL BUSINESS

Acuson Corporation ("Acuson" or the "Company") is a manufacturer, worldwide marketer and service provider of high-performance systems that generate, display, archive and retrieve medical diagnostic ultrasound images. Hospitals, clinics and healthcare delivery systems throughout the world use Acuson products for a broad range of clinical applications including radiology, cardiology, obstetrical/gynecological ("ob/gyn") and peripheral vascular.

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


COMPANY HISTORY

The Company was incorporated in California in 1981 and changed its state of incorporation to Delaware in 1986. Since its inception, the Company has focused exclusively on systems that generate, display, archive and retrieve medical diagnostic ultrasound images.

The first generation system, the Acuson 128 ultrasound system, launched in 1983, was based on an advanced computer-based ultrasound architecture. Over its seven-year life, the system grew to support many additional new ultrasound modes, transducers (the hand-held device that transmits and receives the ultrasound signals) and other capabilities.

Acuson's second generation system, the Acuson 128XP(R) ultrasound system, was introduced in July 1990. This more configurable system provides a greater number of application-specific configurations for a broader range of clinical use. The system's greater flexibility has allowed the Company to address a wider spectrum of clinical specialties and pricing segments in both the domestic and international ultrasound markets.

The AEGIS(R) digital image and data management system was introduced by Acuson in October 1992. The AEGIS system is a Picture Archiving and Communication System (PACS) product and provides capabilities for the capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and/or clinical environment and over wide-area networks. This system also enables the images produced by Acuson's platforms to be effectively translated into final reports, which can be faxed to the referring physician.

During 1996, Acuson introduced two new ultrasound platforms, the Sequoia (R) ultrasound systems and the Aspen(TM) ultrasound system, to be sold along with the 128XP system. The Sequoia 512 ultrasound system for general imaging applications and the Sequoia C256 echocardiography system for cardiology applications were introduced in April 1996, and began shipping in July 1996. The Sequoia platform is Acuson's highest performance ultrasound platform.

In October 1996, Acuson announced its second major ultrasound product introduction of the year: the Aspen ultrasound system. The Aspen system resulted from a convergence of select technologies from the Sequoia platform and other Acuson innovations to create a high-performance platform that is sold at a lower price than the Sequoia systems but at a premium to the 128XP system. The Aspen system began shipping in November 1996.

During 1997, Acuson introduced Native(TM) Tissue Harmonic Imaging (NTHI), the first major upgrade to the Sequoia platform. When compared to images not using NTHI, NTHI produces significantly clearer diagnostic images for a portion of the patient population that is considered difficult to image. Difficult-to-image patients may be obese, elderly, extremely muscular or may suffer from the side effects of chemotherapy, smoking or cardiac surgery. NTHI overcomes the imaging challenges posed by this patient population by transmitting the echoes at lower frequencies to improve penetration into the body, while receiving and processing only the higher frequency echoes produced by the body's inherent harmonic characteristics. The result is a significant improvement in image clarity and tissue contrast resolution. During 1998, the Company introduced the Advanced Imaging Option for the Aspen system. This option combines into one high-performance upgrade, NTHI and DELTA(R) differential echo amplification, which enhances contrast resolution while maintaining detail resolution.

A second major product introduction in 1997 was the MICROSON(TM) high-resolution transducer family. MICROSON transducers enable clinicians to visualize with extraordinary detail tiny structures that are very close to the surface of the skin. MICROSON transducers are particularly useful in musculoskeletal examinations to look at nerves, tendons and muscles and in imaging small parts, such as breasts, thyroid glands and testicles. MICROSON transducers are available for Sequoia, Aspen and 128XP systems.

Also during 1997, Acuson introduced several new products for the digital storage, transmission and review of ultrasound images, expanding the Company's role in providing products to enhance the productivity and efficiency of the ultrasound department. In May 1997, the Company introduced the WorkPro(TM) productivity package, an upgrade to the AEGIS system. In June 1997, the Company introduced the ViewPro(TM) image review software package and the WebPro(TM) web-based package, two other cost-effective solutions that allow ultrasound images to be reviewed off-line and transferred to remote sites via the Internet or an intranet. In November 1998, the Company launched the WS3000(TM) Ultrasound PACS Workstation. The WS3000 Workstation is a complete Windows(R) NT hardware/software solution for use with the AEGIS system and includes features that enable increased exam review productivity and the ability to create final reports on-line.

During 1998, the Company introduced the Perspective(TM) Advanced Display Option for the Sequoia and Aspen systems. This option provides a practical and comprehensive package of display capabilities, including FreeStyle(TM) Extended Imaging, 3D fetal assessment surface rendering and 3D organ assessment volumetric rendering.

In 1998, Acuson announced that the Company was developing a new intracardiac ultrasound catheter called the AcuNav (TM) Diagnostic Ultrasound Catheter. The AcuNav catheter contains a fully functional ultrasound transducer miniaturized to fit into the tip of a catheter just over 3 millimeters in diameter. The catheter is inserted through the femoral vein directly into the heart, and is intended to increase image clarity and allow physicians to clearly visualize chambers, valves and devices within the heart. The Company is currently conducting clinical trials of the AcuNav catheter in preparation for submission of a 510(k) application to obtain premarket clearance from the United States Food and Drug Administration.

ACUSON'S PRODUCTS AND TECHNOLOGIES

The Company's ultrasound platforms - the Sequoia ultrasound platform, the Aspen ultrasound platform and the 128XP ultrasound platform - are designed to bring cost-effective solutions to clinical applications such as radiology, cardiology, ob/gyn and peripheral vascular. Acuson believes that this family of ultrasound systems provides the following benefits when compared with other ultrasound technologies.

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

     RELIABILITY. The Company's thousands of ultrasound systems under warranty or full-service contract in North America have averaged more than 99.9% cumulative uptime since 1983.

     UPGRADABILITY. Acuson's ultrasound systems have an upgradable core architecture. Every Acuson 128 system shipped since 1983 can be upgraded to perform every diagnostic capability the Company now offers on new 128XP systems. In many cases, the changes are accomplished simply with new software. In other cases, customers purchase new hardware options or transducers, which also include new software to control performance. All three of the Company's ultrasound platforms are designed to follow the same philosophy of upgradability that was established with the Acuson 128 platform.

     EASE OF USE. Acuson's philosophy of system design and its system architecture allow for greater ease of use. The portability and maneuverability of the Sequoia and Aspen platforms help increase hospital efficiency and productivity, while the ergonomic design of the new systems and transducers enhances both doctor and patient comfort levels.

SEQUOIA ULTRASOUND PLATFORM. The Sequoia platform relies on four proprietary cornerstones: Coherent Image Formation, Doppler technology, transducer technology with patented connectors and the DIMAQ(TM) integrated ultrasound workstation. The list price of a Sequoia system starts at $200,000.

     COHERENT IMAGE FORMATION. Sequoia systems use patented coherent image formation technology and scan with digital processing channels to acquire and encode phase and amplitude data. These encoded data are then assembled to create images based on full echo information.

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

     DIMAQ INTEGRATED ULTRASOUND WORKSTATION. The Sequoia platform integrates a special-purpose ultrasound workstation into the system architecture. The DIMAQ integrated ultrasound workstation has direct access to exam data generated in the system. It offers real-time digital image processing, such as DELTA differential echo amplification, and runs special application programs. DELTA differential echo amplification is a patented, real-time processing technique for improving wall visualization and tissue conspicuity. The DIMAQ workstation provides connectivity and DICOM (the medical industry standard for digital imaging and communication) capability.

ASPEN ULTRASOUND PLATFORM. The Aspen ultrasound system resulted from a convergence of select technologies from the Sequoia ultrasound platform and other Acuson innovations to create a high-performance platform at a lower price than the Sequoia systems. The Aspen platform is built on four major cornerstones: technology convergence, value engineering, transducer technology and the DIMAQ integrated ultrasound workstation. The list price of an Aspen system starts at $150,000.

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

     DIMAQ INTEGRATED ULTRASOUND WORKSTATION. Similar to the Sequoia platform, the DIMAQ workstation is a special-purpose ultrasound workstation that is completely integrated within the Aspen architecture. The DIMAQ workstation, which includes the hardware foundation for DICOM software and real-time JPEG compression and decompression, has direct access to exam data generated in the system. It offers real-time digital image processing and runs special application programs.

128XP ULTRASOUND PLATFORM. The Acuson 128XP system is a clinically versatile, cost-effective ultrasound system. Since its introduction in 1990, several major upgrades to the 128XP system have been introduced, including Color Doppler Energy, Acoustic Response Technology/Tissue Contrast Resolution ("ART/TCR"), DTI(TM) Doppler Tissue Imaging, EF(TM) Extended Frequency upgrade and the PerformancePlus(TM) update. The 128XP system also has incorporated features and functions from the Sequoia and Aspen platforms, such as a wide array of transducer technologies and new diagnostic functions. The Company currently plans to introduce the NTHI upgrade option on its 128XP system during 1999. The list price of a 128XP system starts at $80,000.

PICTURE ARCHIVING AND COMMUNICATION SYSTEM (PACS) PRODUCTS. The AEGIS system is a PACS product that enables the capture and storage of ultrasound examinations for on-line review, archiving and transmission within the hospital and over wide-area networks, improving the effectiveness of the overall ultrasound system and aiding in improving the timeliness and quality of the diagnosis. The AEGIS system allows connectivity to DICOM PACS and printers and supports ultrasound systems from Acuson and from other manufacturers. The list price of the AEGIS system depends on the size and capability of the network with a typical system ranging in list price from $125,000 to $350,000.

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

Acuson warrants its products for 12 months and thereafter provides service through service contracts and other time and material arrangements. All domestic ultrasound systems under Acuson warranty or full-service contracts are guaranteed to have 99.0% uptime, and such systems have averaged more than 99.9% cumulative uptime since 1983.

Systems under warranty or service contract receive periodic maintenance by Acuson service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. These services may be purchased from the Company's service organization by customers who do not have a service contract with Acuson.

Service revenue was 19.8%, 19.5% and 24.6% of total net sales in 1998, 1997 and 1996, respectively. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Investment Risks - Service" below for certain risk factors related to the Company's service business.


MARKETING AND SALES

The Company sells its products primarily to hospitals, clinics, private and governmental institutions and healthcare agencies and doctors' offices. The Company and its subsidiaries employ their own full-time sales, service and applications staff in North America, certain European countries, Australia and Japan. Acuson sells through independent distributors in other European countries, Asia, Latin America and the Middle East. The Company typically sells its products below the list price, as part of its marketing strategy, and also leases its equipment to customers under sales-type leases. See Note 4 of Notes to Consolidated Financial Statements contained in Part II, Item 8 for additional information on the Company's sales-type leasing activities.

The Company targets the high-end segments of the ultrasound market and focuses its efforts on the following major hospital-based ultrasound market segments:
United States General Imaging, United States Cardiovascular and International. The Company entered the United States General Imaging market in 1983. The major sub-segments of this market include radiology, peripheral vascular and ob/gyn. Radiology includes examinations of abdominal organs, the gastrointestinal tract, the urinary tract, the musculoskeletal structure and small parts such as the breasts, testes and thyroid. The peripheral vascular sub-segment focuses primarily on examinations of the vessels of the leg and neck. Applications of ob/gyn center on examinations of the female reproductive system and the developing fetus.

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

See Note 10 of Notes to Consolidated Financial Statements contained in Part II,
Item 8 for information concerning the Company's operating segments and additional geographic information.

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


COMPETITION

Acuson competes primarily on the basis of the major clinical and efficiency benefits of the imaging performance, versatility, reliability, upgradability, digital image management, ease of use and price of its products.

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

The Company's ultrasound equipment competes with systems offered by a number of companies and their affiliates abroad, including ATL Ultrasound, Inc. ("ATL"), a division of Philips Medical Systems; Aloka Co., Ltd.; General Electric Company; Hewlett-Packard Company; Hitachi Corporation; Siemens Medical Systems, Inc. and Toshiba Medical Systems, Inc. All of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. While the Company believes that its Sequoia and Aspen systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by Acuson and in some cases are substantially less expensive than Acuson's products. See "Investment Risks - Competition" below.

Diagnostic ultrasound is generally less expensive than other competing imaging modalities such as computed tomography and magnetic resonance imaging, and, in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, no assurance can be given that such price and/or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding. See "Investment Risks - Ultrasound Market Changes" below.


PRODUCT DEVELOPMENT

One of Acuson's fundamental beliefs is that technological innovations can provide the best solutions for cost-constrained medical environments. The Company spent $57,600,000, $57,300,000 and $60,900,000 on product development in 1998, 1997 and 1996, respectively. See "Company History" and "Acuson's Products and Technologies" above.

Since Acuson's founding, virtually all product development has taken place at the Company's headquarters in Mountain View, California. The Company maintains a strong commitment to product development programs to develop proprietary technologies. Product development is subject to certain risk factors. See "Investment Risks - Products" below.


GOVERNMENT REGULATION

As a manufacturer of medical devices, Acuson is subject to extensive regulation by federal, state and local governmental authorities, such as, the United States Food and Drug Administration (the "FDA") and the California Department of Health Services. Obtaining FDA clearances or approvals of the Company's products can be time consuming, lengthy, uncertain and expensive and can delay the marketing and sale of the Company's products. The Company's products generally require either FDA 510(k) premarket clearance or a premarket approval ("PMA"). The review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA has recently been more rigorous in its 510(k) clearance process, which has generally resulted in a longer review period. See "Investment Risks - Regulation by Government Agencies" below. Congress also recently passed the FDA Modernization Act of 1997, which enacts significant changes in how FDA regulates medical devices. The practical effects of this new law on the Company are not known at this time.

Manufacturers of medical devices marketed in the United States are required to adhere to FDA's applicable Quality Systems Regulations ("QSR") which include testing, design, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The FDA uses its statutory authority vigorously during inspections of companies and in other enforcement matters. The FDA has recently finalized changes to the QSR regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with QSR requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as healthcare "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA, the State of California and other federal, state, and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulation in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal, state and local regulations cannot be predicted.

The Federal government regulates hospital and physician payments for diagnostic examinations furnished to Medicare beneficiaries, including related capital equipment acquisition costs. For inpatient services, hospitals are reimbursed under the Medicare prospective payment system ("PPS") that pays hospitals a fixed amount for services provided to an inpatient based on the patient's diagnosis-related group ("DRG"), which is established based on principal and secondary diagnoses and discharge status, rather than reimbursing the hospital for its actual costs incurred. For capital costs related to inpatient services, in 1991 Medicare began to phase in over a ten-year period a prospective payment system that incorporates an add-on to the DRG-based payment. Under the Balanced Budget Act of 1997 ("BBA"), capital payments to hospitals will be reduced by 2.1 percent between October 1, 1997 and September 30, 2002.

For certain hospital outpatient services, including ultrasound examinations, reimbursement currently is based on the lesser of the hospital's costs or charges, or a blended amount composed of the hospital's reasonable costs and the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. The BBA required hospital outpatient reimbursement to shift to a prospective payment system by 1999. However, because the Health Care Financing Administration ("HCFA") is experiencing Year 2000 problems, implementation of the outpatient PPS has been delayed until April 2000 at the earliest. Since final regulations implementing this new payment system have not been issued, it is unclear what impact this new system will have on payment for ultrasound services. Until January 2000, capital acquisition costs for services furnished to hospital outpatients will be reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital. Thereafter, payment for capital will be folded into the new outpatient PPS methodology. In general, prospective payment systems for both inpatient and outpatient hospital services, where reimbursement is based on a fixed fee rather than actual costs incurred, could have a negative impact on hospital purchases of expensive equipment.

Physicians are reimbursed for Medicare services according to a fee schedule. Fee schedule payments include a component to reimburse physicians for the practice expenses incurred in their office practices, including expenses such as the purchase of ultrasound devices. On January 1, 1999, HCFA revised the manner in which practice expenses are valued from the current historical charge basis to a resource basis. For 1999, physician payments for ultrasound services experienced very little change under the new payment system. However, these values are considered interim for the next four years and still could change significantly over this period.

The Administration and Congress from time to time consider various Medicare and other healthcare reform proposals. Some of these proposals could affect significantly both private and public reimbursement for healthcare services, including diagnostic devices, and could adversely affect the demand for such devices.

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA has allowed states even more control over coverage and payment issues. The impact on the Company of this greater state control on Medicaid payment for diagnostic services is uncertain.

Federal and state laws also regulate the sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third party payers (including Medicare and Medicaid). These laws include physician self-referral prohibitions, antikickback laws, and false claims laws. The Company seeks to structure its arrangements with hospitals, physicians, and other customers to be in compliance with these federal and state laws, and to keep up-to-date on developments concerning their application by various means including consultation with legal counsel. However, the Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not become subject to scrutiny under them.

Since June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union are required to place the CE mark on their products. To be able to place that mark on its products, Acuson must comply with the standards of the European Medical Device Directive (the "MDD"), and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. The Company is currently certified as compliant with the relevant requirements of the MDD and the Company will undertake activities designed to assure continued compliance; however, no assurance can be given that the Company will continue to be able to place the CE mark on its products. If the Company loses its ability to place the CE mark on its products, the Company will not be able to sell its products into the European Union. In 1998, sales into the European Union accounted for approximately 19.0% of the Company's revenues.


MANUFACTURING

The Company primarily manufactures its products at its Mountain View, California facility. In October 1994, Acuson acquired Sound Technology Incorporated ("STI"), a transducer manufacturer located in State College, Pennsylvania. STI provides complementary technical capabilities to the Company's established Transducer Division. For other sub-assemblies, the Company generally subcontracts with outside vendors for assembly and fabrication and in addition, produces some components at its own facility in Canoga Park, California. Sub-assemblies are produced according to the Company's designs or specifications. The Company performs assembly, testing and quality assurance at various stages of completion.

Component parts and microprocessors for the Company's products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply. See "Investment Risks - Manufacturing" below.

The Company builds units to a marketing forecast that is updated periodically and utilizes a commercially available computer system for manufacturing, accounting and sales order processing. Because it builds to forecast, the Company does not consider its backlog a significant indicator of business levels.


EMPLOYEES

As of December 31, 1998, the Company had 1,894 full-time employees. The Company considers its relations with its employees to be good.


INVESTMENT RISKS

In evaluating and understanding Acuson's business and financial prospects and the potential success of any Acuson product, and in evaluating any forward-looking statement contained in this document or otherwise, prospective investors and stockholders should carefully consider the factors set forth below.

  PRODUCTS. During 1996, Acuson introduced two major new products, the Sequoia and Aspen ultrasound systems. There is no guarantee that sales of such products will increase or continue at their current rate. As more Aspen and Sequoia systems enter the clinical environment, continued market acceptance will depend in part on the actual and perceived performance and quality of these products in that clinical environment. In addition, the Company believes that the continued success of these products will also depend on the timely and successful completion of future product enhancements and capabilities. The Company has a number of these new product enhancements and capabilities as well as additional new products, including the AcuNav ultrasound catheter, under development at any time. There is no guarantee, however, as to when, if ever, the development of such products and product enhancements and capabilities will be completed.

  COMPETITION. Diagnostic ultrasound is a well-established field in which there are a number of competitors. The Company competes with several companies and their affiliates such as ATL, Aloka Co., Ltd., General Electric Company, Hewlett-Packard Company, Hitachi Corporation, Siemens Medical Systems, Inc., and Toshiba Medical Systems, Inc., all of which have significantly greater financial and other resources. In addition, most of these companies compete in more medical imaging and other market segments and countries than the Company. While the Company believes that its Sequoia and Aspen systems provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by the Company and in some cases are substantially less expensive than the Company's products.

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

  ULTRASOUND MARKET CHANGES. Diagnostic ultrasound is generally less expensive than other competing imaging modalities such as computed tomography and magnetic resonance imaging, and, in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, these price and/or performance advantages may not continue in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding.

The trends of health care provider consolidation, medical cost containment and intense competitive pressures are continuing in the market. These factors have placed increased pressures on ultrasound system pricing and along with start-up and other manufacturing costs of the Company's new product lines, have contributed to the decline in the

Company's gross margins over the last several years. For example, the Company's gross margins have declined from 61.3% in 1990 to 47.3% in 1998. Further, the U.S. government is continuing to consider Medicare reforms. The Company believes that future revenues and profitability will continue to be impacted by these uncertainties, especially in the Company's domestic markets. Although some portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is a temporary or permanent trend.

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

  PATENTS AND PROPRIETARY TECHNOLOGY. Acuson attempts to protect its intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. The Company owns or has rights to greater than 100 U.S. patents (plus many international counterparts), covering certain aspects of its systems, and it has over 150 U.S. patent applications pending (plus many international counterparts). No assurances can be given as to the breadth or degree of protection patents, copyrights, trademarks or trade secrets will afford the Company.

The Company's competitors also rely on patents to protect their technology, and numerous physicians, universities and other individuals or entities in the ultrasound field are patenting many ultrasound inventions. The Company has from time to time received notices from such competitors and other entities or individuals that the Company may need a license to one or more of their patents in order to continue to sell its products. Such a competitor, individual or entity may have, or may be granted, a patent to which the Company must obtain a license if it wishes to market and sell any one or more of its products. To date, patent disputes involving the Company have ultimately been resolved through licensing arrangements, sometimes involving the payment of royalties by the Company. There can be no assurance that the Company will be able to obtain a license to any patent (if so required) or that such a license will be available on reasonable financial or other terms.

The Company also relies heavily on its unpatented proprietary know-how. No assurance can be given that others will not be able to develop substantially equivalent proprietary information to the Company's, or otherwise obtain access to the Company's know-how.

  REGULATION BY GOVERNMENT AGENCIES. As a manufacturer of medical devices, Acuson is subject to extensive regulation by federal, state and local governmental authorities, such as the FDA and the California Department of Health Services. Obtaining FDA market clearances or approvals can be time consuming, lengthy and expensive and there can be no assurance that the necessary clearance or approval will be granted the Company or that FDA review will not involve delays adversely affecting the Company. For example, the Company believes that the time it takes to obtain clearance for new products has increased and the FDA has been more rigorous in its 510(k) clearance process.

Manufacturers of medical devices marketed in the United States are required to adhere to numerous regulations, including Quality Systems Regulations ("QSR"), which address testing, design, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA certain adverse events associated with a Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The Company believes the FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has recently finalized changes to the QSR regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with QSR requirements. Congress also recently passed the FDA Modernization Act of 1997, which enacts significant changes in how the FDA regulates medical devices. The Company also is subject to numerous federal, state and local laws relating to such matters as health care "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA, the State of California and other federal, state and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the

Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal, state and local regulations cannot be predicted.

Federal and state regulations also govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical examinations of certain patients. Changes in current policies, including implementation of a new hospital outpatient reimbursement system, could impact reimbursement for the purchase and/or operation of the Company's equipment by such providers and thereby adversely affect future sales of the Company's products. In particular, the Clinton Administration and the Congress continue to debate and consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including the Company's products.

Acuson and its customers are subject to various federal and state laws pertaining to physician self-referral prohibitions, antikickback laws and false claims laws. Acuson seeks to structure its sales, marketing and other activities to comply with these and other laws. However, given the broad reach of these laws, there can be no assurance that Acuson's activities would not be subject to scrutiny and/or challenge at some time in the future.

Since June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union have been required to place the CE mark on their products. To be able to place that mark on its products, Acuson must comply with the standards of the MDD, and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. The Company is currently certified as compliant to the relevant requirements of the MDD and the Company will undertake activities designed to assure continued compliance; however, no assurance can be given that the Company will continue to be able to place the CE mark on its products. If the Company loses its ability to place the CE mark on its products, the Company will not be able to sell its products into the European Union. In 1998, sales into the European Union accounted for approximately 19.0% of the Company's revenues.

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

  SERVICE. Approximately 19.8% of the Company's 1998 revenues were derived from the Company's service activities, including the sales of service contracts and time and material services. Increasing cost containment pressures in the market have adversely impacted the number of customers purchasing service contracts and the prices of those contracts, but this impact has been somewhat offset by the Company's increased installed base and an increase in time and material services. The Company believes that the trend away from service contracts will continue and there can be no assurance that the Company will be able to continue to maintain its current levels of service contract revenue. Further, the introduction of the Sequoia and Aspen products by the Company will continue to reduce sales of new service contracts and options to the 128XP system installed base. In addition, the Company has made significant expenditures in establishing remote diagnostic and other service programs unique to the Sequoia and Aspen systems. There can be no assurance that this investment will be profitable, as the success of the Aspen and Sequoia service program will depend in part on the number of Aspen and Sequoia systems sold. Finally, the Company has seen an increasing trend for hospitals to purchase asset management contracts, in which all of the hospital's medical equipment and in some cases, other assets, are managed and serviced by third parties. As Acuson does not sell asset management services and only services Acuson ultrasound systems, this increased trend toward asset management contracts could have an adverse impact on the Company's sales of service contracts and its time and materials service business.

  INTERNATIONAL OPERATIONS AND INTERNATIONAL RECEIVABLES. The Company's international business is subject to risks of potential negative impacts from economic weakness in certain countries in Asia, Latin America and Europe and by adverse economic impacts from currency fluctuations in its worldwide operations. As the Company's international business has grown, the Company has an increasing percentage of its receivables in other countries. Political instability, currency fluctuations or other issues may impact the ability of the Company to collect receivables in foreign countries. The following table, in thousands, summarizes the Company's foreign receivables in excess of $3.0 million at December 31, 1998:

                                      December 31, 1998
                                  ------------------------
            Italy                          $14,081
            Brazil                          12,567
            France                           7,034
            Japan                            6,221
            China                            5,744
            Germany                          5,506
            Sweden                           3,974
            Switzerland                      3,617

  DERIVATIVE FINANCIAL INSTRUMENTS. The Company is subject to market risk due to fluctuations in foreign currency exchange rates. The Company manages this risk through established policies and procedures that include the use of derivative financial instruments. The Company routinely enters into forward foreign currency exchange contracts to hedge amounts due from selected subsidiaries denominated in foreign currencies against fluctuations in exchange rates. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's operating results and on the cash flows it receives from its foreign subsidiaries. Currently, the Company neither engages in foreign currency speculation nor holds or issues financial instruments for trading purposes. Because the Company only enters into forward currency exchange contracts as hedges, any change in currency rates would not result in a material gain or loss, as any gain or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, the Company believes that neither its exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. Forward currency contract terms are typically not more than three months and the counterparties to the exchange contracts are major domestic and international financial institutions. See Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8 for additional information regarding the Company's forward foreign currency exchange contracts and accounting treatment thereof.

  EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period goods and services may be paid for in either Euros or the participating country's local currency. Thereafter, only the Euro will be legal tender in the participating countries. The Company believes its current accounting systems are capable of accommodating the Euro conversion with minimal intervention and that the conversion will not have a material impact on the competitiveness of its products in Europe. The Company also believes any costs of addressing the Euro conversion will not have a material impact on the Company's financial statements.

  COMPANY'S COMPUTING ENVIRONMENT. The Company uses a centralized computing environment to control its order administration, financial and manufacturing processes. During 1997, the company initiated a two-phase project to replace its outdated computing environment with an enterprise-wide, integrated business information system to control many of its operating systems including order administration, service and financial and manufacturing processes. The first phase of this project was substantially completed during 1998 and the second phase is currently scheduled to be completed during the latter half of 2000. The Company has retained an experienced consulting organization to assist in the conversion, however, the Company's future shipments and results could be adversely impacted if, during and following the conversion, there are significant problems with the system.

  YEAR 2000 READINESS. The Company is taking steps to ensure its products and services will continue to operate on and after January 1, 2000. In addition to the new business information system noted above, which is year 2000 ready and will be replacing a significant portion of the Company's critical systems, the Company is currently engaged in a three-phase project to evaluate and remedy those systems not being replaced. The first phase, completed in May 1998, included a comprehensive inventory of the Company's systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The second phase was completed in December 1998, and focused on confirming the year 2000 readiness of those systems identified in phase one. The third and final phase, which is expected to be completed during the third quarter of 1999, will involve taking any needed corrective action to make all remaining critical systems and components year 2000 ready and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000. The Company expects the project to be successfully completed during the third quarter of 1999 and has established a year 2000 steering committee, comprised of senior executives, and a dedicated program office to track and monitor the progress of the project. However, if by January 1, 2000, systems material to the Company's operations have not been made year 2000 ready, the year 2000 issue could have a material impact on the Company's financial statements. To date, the costs incurred by the Company with respect to this project have not been material and future anticipated costs are not expected to be material.

The Company's products being shipped today are year 2000 ready and the Company believes its products previously shipped are either year 2000 ready or can be made year 2000 ready by customer purchase of an upgrade.

The Company has also been communicating with suppliers and others it does business with to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern.

Based upon the steps being taken to address this issue and the progress to date, the Company does not expect the financial impact of the year 2000 date conversion to be material to its financial position or results of operations. However, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the year 2000 issue could have a material adverse effect on the Company's financial statements. The Company primarily sells its products to hospitals, clinics and other customers within the healthcare industry. Should the year 2000 issue impact the ability and willingness of these customers to purchase capital equipment, the year 2000 issue could have a material adverse impact on the Company's financial statements.

  INDUSTRY CONSOLIDATION. During 1998, Philips Medical Systems completed its acquisition of ATL Ultrasound, Inc. The Company believes that consolidations such as this may provide its competitors with significantly greater financial and other resources with which to compete in the marketplace. As companies attempt to strengthen or hold their market positions, future consolidation within the industry could lead to increased variability in the Company's operating results and could have a material adverse impact on the Company's financial statements.

  EARTHQUAKE. The Company's research and development and manufacturing activities, its corporate headquarters and other critical business operations are located near major earthquake faults. In the event of a major earthquake, the ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected. The Company is not insured for losses and interruptions caused by earthquakes.

Acuson, AEGIS, DELTA, MultiHertz, Sequoia and 128XP are registered trademarks and AcuNav, Aspen, Convergent, DIMAQ, DTI, EF, FreeStyle, MICROSON, Native, PerformancePlus, Perspective, Solo, SST, ViewPro, WS3000, WebPro and WorkPro are trademarks of Acuson Corporation. Windows is a registered trademark of Microsoft Corporation.

================================================================================

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

================================================================================

ITEM 3
LEGAL PROCEEDINGS

On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. This suit is still in the fact-finding stage. The Company intends to defend this suit vigorously.

================================================================================

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

================================================================================

ITEM 4A

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The directors and executive officers of the Company and their ages as of March 31, 1999 are as follows:

     NAME                          AGE       POSITION
     ----                          ---       --------
Samuel H. Maslak                   50        Chairman of the Board and Chief Executive Officer
Robert J. Gallagher                55        Vice Chairman of the Board and Senior Vice President
Albert L. Greene                   49        Director
Karl H. Johannsmeier               70        Director
Daniel R. Dugan                    44        President
Barry Zwarenstein                  50        Vice President, Chief Financial Officer
Edward P. Cornell                  54        Senior Vice President, Engineering
Rick E. Smith                      52        Senior Vice President, Worldwide Sales and Marketing
Bradford C. Anker                  53        Vice President, Manufacturing
Charles H. Dearborn                46        Vice President, Human Resources and Legal Affairs, General Counsel and Secretary
L. Thomas Morse                    55        Vice President, Corporate Controller

SAMUEL H. MASLAK co-founded the Company in September 1981, and has been Chief Executive Officer and a director since that date. He was President of the Company from September 1981 until May 1995. He was appointed Chairman of the Board in May 1995.

ROBERT J. GALLAGHER joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991, was Chief Operating Officer from January 1994 until March 1999, and was President of the Company from May 1995 until November 1997, when he was appointed Vice Chairman of the Board. He retired as Chief Operating Officer in March 1999 and is currently a Senior Vice President of the Company.

ALBERT L. GREENE is the President, Chief Executive Officer and Co-founder of HealthCentral.com, a web-based software and information services company. Mr. Greene served from 1990-1998 as Chief Executive Officer of Sutter Health East Bay, Alta Bates Health Systems and Alta Bates Medical Center in Berkeley. He was Chair of The California Healthcare Association in 1998. Mr. Greene is also a director of Quadramed (NASDAQ, QMDC), a healthcare information technology and solutions provider.

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

DANIEL R. DUGAN joined the Company in 1984 in a sales management role. He has held several senior positions in sales and marketing including Senior Vice President, Worldwide Sales, Service and Marketing to which he was promoted in 1994. In 1997 he was promoted to President and is currently responsible for all functional areas of the Company.

BARRY ZWARENSTEIN joined the Company in November 1998 as Vice President, Chief Financial Officer. Prior to working for Acuson, Mr. Zwarenstein served as Chief Financial Officer, FMC Europe from 1992 to 1996 and as Senior Vice President, Finance & Business Development and Chief Financial Officer for Logitech, S.A. from 1996 to 1998.

EDWARD P. CORNELL joined the Company in September 1997 as Vice President, Engineering and was promoted to Senior Vice President, Engineering in November 1997. From 1990 to 1997, Mr. Cornell was Vice President of Engineering and Product Development for Pitney Bowes, Inc. in Stamford, CT. For the prior 16 years, Mr. Cornell was employed by General Electric at their Corporate R&D Center and in Operations.

RICK E. SMITH joined the Company in 1992 as Director of Sales, General Imaging and was promoted to Vice President, General Imaging Business Unit in 1995 and Vice President, North America Business Operations in June 1998. He became Senior Vice President, Worldwide Sales and Marketing in March 1999.

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

================================================================================

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 of Form 10-K is incorporated by reference to the information contained in the section captioned "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report").

================================================================================

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The information required by Item 6 of Form 10-K is incorporated by reference to the information contained in the section captioned "Selected Consolidated Financial Data" in the Company's 1998 Annual Report.

================================================================================

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 of Form 10-K is incorporated by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report.

================================================================================

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report.

================================================================================

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by Item 8 of Form 10-K is incorporated by reference to the consolidated financial statements and notes thereto, and to the section captioned "Quarterly Data" in the Company's 1998 Annual Report.

================================================================================

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

================================================================================

  With the exception of the information specifically incorporated by reference from the 1998 Annual Report in Part II of this Form 10-K, the Company's 1998 Annual Report is not to be deemed filed as part of this Form 10-K.

================================================================================

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS. The information required by Item 10 of Form 10-K with respect to directors is incorporated by reference to the information contained in the sections captioned "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 1999 (the "Proxy Statement"). See also pages 14 and 15 of this Form 10-K.

  EXECUTIVE OFFICERS. See pages 14 and 15 of this Form 10-K.

================================================================================

ITEM 11
EXECUTIVE COMPENSATION

  The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Compensation of Directors and Executive Officers," "Options Granted to Executive Officers," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts, Termination of Employment and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

================================================================================

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Proxy Statement.

================================================================================

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Other Transactions" in the Proxy Statement.

================================================================================

PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

NOTE: This copy of the Company's Form 10-K does not include Exhibits.

(a)  The following documents are filed as part of this Form 10-K:

      (1) Financial Statements. The following consolidated financial statements of Acuson Corporation and Report of Independent Public Accountants are incorporated into this Form 10-K Report by reference to the section entitled "Financial Contents" of the Company's 1998 Annual Report:

               Consolidated Statements of Operations and Comprehensive Income --
                     For the Three Years Ended December 31, 1998

               Consolidated Balance Sheets -- As of December 31, 1998 and 1997

               Consolidated Statements of Stockholders' Equity -- For the Three Years Ended December 31, 1998

               Consolidated Statements of Cash Flows -- For the Three Years Ended December 31, 1998

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

               Supplementary Information
                    Quarterly Data (Unaudited)

      (2) Financial Statement Schedules. The following financial statement schedule of Acuson Corporation for the three years ended December 31, 1998 is filed as part of this Form 10-K:

                                                                         Page
                                                                         ----

          Report of Independent Public Accountants on Valuation and
          Qualifying Accounts Schedule                                    S-1

          Valuation and Qualifying Accounts For The Three Years Ended
          December 31, 1998 (Schedule II)                                 S-2

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes incorporated herein by reference to the Company's 1998 Annual Report.

(3) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

       3.1   Restated Certificate of Incorporation, as amended (Exhibit 3.8)            *

       3.2   Bylaws, as amended

       4.1   Rights Agreement, dated as of June 8, 1998, between Acuson Corporation     ***
             and BankBoston, N.A., as Rights Agent, as amended (Exhibit 1)

       10.1  The Company's 1986 Supplemental Stock Option Plan, as amended (Exhibit     ///(1)
             10.3)

       10.2  Form of Supplemental Stock Option (Exhibit 10.7)                           /(1)

       10.3  Series A Preferred Stock Purchase Agreement, dated January 6, 1982,        *
             between the Company and the Purchasers listed on Schedule A thereto
             (Exhibit 10.8)

       10.4  Series B Preferred Stock Purchase Agreement, dated March 29, 1983,         *
             between the Company and the Purchasers listed on Schedule A thereto
             (Exhibit 10.9)

       10.5  Series C Convertible Preferred Stock Purchase Agreement, dated March 30,   *
             1984, between the Company and the Purchasers listed on Exhibit A thereto
             (Exhibit 10.10)

       10.6  Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             III and the Company (Exhibit 19.1)

       10.7  Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             III and the Company (Exhibit 19.2)

       10.8  Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             III and the Company (Exhibit 19.3)

       10.9  Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             VI and the Company (Exhibit 19.4)

       10.10 Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             V and the Company (Exhibit 19.5)

       10.11 Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             VI and the Company (Exhibit 19.6)

       10.12 Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             VI and the Company (Exhibit 19.7)

       10.13 Lease of office space, dated May 15, 1990, between Shoreline Investments   ++
             VII and the Company (Exhibit 19.8)

       10.14 The Company's 1991 Stock Incentive Plan, as amended                        (1)

       10.15 Form of the Company's Supplemental and Non-Employee Director Supplemental  (1)
             Options under the 1991 Stock Incentive Plan and related exercise documents, as amended

       10.16 Non-Negotiable Secured Promissory Note, dated August 8, 1991, of Daniel    ++++(1)
             R. Dugan (Exhibit 19.1)

       10.17 Second Deed of Trust, dated August 8, 1991, between Daniel R. Dugan and    ++++
             First American Title Insurance Company, as Trustee (Exhibit 19.2)

       10.18 Lease of office space, dated July 31, 1991, between Shoreline Investments  ++++
             V and the Company (Exhibit 19.3)

          10.19     Lease of office space, dated January 31, 1992, between Shoreline Investments V     ##
                    and the Company (Exhibit 19.1)

          10.20     Form of Amendment Number 1 to Supplemental Stock Option Terms Under the Company's  ////(1)
                    1986 Supplemental Stock Plan and 1991 Stock Incentive Plan   (Exhibit 10.1)

          10.21     Form of Supplemental Stock Option Terms Under the Company's 1991 Stock Incentive   ////(1)
                    Plan (Exhibit 10.2)

          10.22     The Company's 1995 Employee Stock Purchase Plan, as amended                        (1)

          10.23     The Company's 1995 Stock Incentive Plan, as amended                                (1)

          10.24     Credit Agreement, dated March 28, 1997, between Acuson Corporation and ABN AMRO
                    Bank N. V., as Agent for Lenders, as amended

          10.25     Acuson Management Incentive Plan, as amended                                       (1)

          10.26     Non-Negotiable Secured Promissory Note, dated April 24, 1998, of Edward P.         &
                    Cornell (Exhibit 10.1)

          10.27     Deed of Trust, dated April 24, 1998, between Edward P. Cornell and Commonwealth    &
                    Land Title Company, as Trustee

          10.28     Promissory Note, dated September 11, 1998, between Acuson Corporation and Banque
                    Nationale de Paris

          10.29     Letter agreement, dated September 11, 1998, between Acuson Corporation and Banque
                    Nationale de Paris

          10.30     Form of Change of Control Agreement for Certain Executive Officers of the Company  (1)

          10.31     Form of the Company's 1995 Stock Incentive Plan                                    (1)

           11.1     Statement regarding computation of per share earnings for the fiscal year ended    @
                    December 31, 1994 (Exhibit 11.6)

           13.1     The portion of the Annual Report to security holders for the fiscal year ended
                    December 31, 1998, which is incorporated by reference

           21.1     Subsidiaries of the Company

           23.1     Consent of Independent Public Accountants

           27.1     Financial Data Schedule for the year ended December 31, 1998

(b) The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.

        * Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-7838), as amended.

      *** Incorporated by reference to the indicated exhibit in the Company's Form 8-A dated December 31, 1998.

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

        & Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended July 4, 1998.

      (1) Management contract or compensatory plan required to be filed as an exhibit.

SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                ACUSON CORPORATION


March 29, 1999                  By /s/ Samuel H. Maslak
                                   ---------------------
                                       Samuel H. Maslak
                                       Chairman and Chief Executive Officer

March 29, 1999                  By /s/ Barry Zwarenstein
                                   ---------------------
                                       Barry Zwarenstein
                                       Vice President, Chief Financial
                                       Officer (Principal Financial Officer)

March 29, 1999                  By /s/ L. Thomas Morse
                                   -------------------
                                       L. Thomas Morse
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       TITLE                          Date
-----------------------------------------------------------------------------------------------------------------------
/s/ Samuel H. Maslak                    Chairman and Chief Executive Officer                March 29, 1999
-----------------------
(Samuel H. Maslak)

/s/ Robert J. Gallagher                 Vice Chairman and Senior Vice President             March 29, 1999
-----------------------
(Robert J. Gallagher)

/s/ Barry Zwarenstein                   Vice President, Chief Financial Officer             March 29, 1999
-----------------------
(Barry Zwarenstein)                     (Principal Financial Officer)

/s/ L. Thomas Morse                     Vice President, Corporate Controller                March 29, 1999
-----------------------                 (Principal Accounting Officer)
(L. Thomas Morse)

/s/ Albert L. Greene                    Director                                            March 29, 1999
-----------------------
(Albert L. Greene)

/s/ Karl H. Johannsmeier                Director                                            March 29, 1999
------------------------
(Karl H. Johannsmeier)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


     We have audited in accordance with generally accepted auditing standards, the financial statements included in Acuson Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at
Part IV, Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



San Jose, California
January 29, 1999

ACUSON CORPORATION                                       SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998
(In thousands)



                                        BALANCE AT          CHARGED TO
                                        BEGINNING           COSTS AND                              BALANCE AT END
                                        OF PERIOD            EXPENSES           WRITE-OFFS           OF PERIOD
                                       -----------          -----------        -------------       --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Year ended:
          December 31, 1996             $2,998              $   442             $   (472)          $2,968
          December 31, 1997             $2,968              $   868             $   (361)          $3,475
          December 31, 1998             $3,475              $   212             $   (126)          $3,561

ACCRUED WARRANTY:
     Year ended:
          December 31, 1996             $4,440              $ 9,526             $ (7,942)          $6,024
          December 31, 1997             $6,024              $15,207             $(12,276)          $8,955
          December 31, 1998             $8,955              $14,357             $(15,014)          $8,298