Form 10-Q
period 1999-04-03
ACUSON CORP
filed 1999-05-17
CIK 717014

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                ------------

                                  FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 3, 1999 or
                                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                       Commission file number  1-10068
                                               -------

                             ACUSON CORPORATION
           (Exact name of registrant as specified in its charter)




                Delaware                            94-2784998
            ----------------                    ------------------
        (State of Incorporation)        (IRS Employer Identification No.)

                            1220 Charleston Road
                               P. O. Box  7393
                        Mountain View, CA 94039-7393
                  (Address of principal executive offices)

    Registrant's telephone number, including area code, is (650) 969-9112
                                                           --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.0001 par value                  26,788,993 shares
      -------------------------------              --------------------------
                  (Class)                          Outstanding at May 8, 1999

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                                          Page
                                                                                         Number
         PART I.   FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of
                      April 3, 1999 and December 31, 1998                                    1

                   Condensed Consolidated Statements of Operations
                      and Comprehensive Income for the Three Months
                      Ended April 3, 1999 and April 4, 1998                                  2

                   Condensed Consolidated Statements of Cash Flows
                      for the Three Months Ended April 3, 1999 and
                      April 4, 1998                                                          3

                   Notes to Condensed Consolidated
                      Financial Statements                                                   4

         ITEM 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    8


         PART II.  OTHER INFORMATION

         ITEM 1.   Legal Proceedings                                                        12

         ITEM 6.   Exhibits and Reports on Form 8-K                                         12

         Signature                                                                          13

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                 April 3,         December 31,
                                                                                   1999               1998
-----------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                      $ 13,402           $ 11,914
  Accounts receivable, net of allowance for doubtful accounts
      of $3,542 in 1999 and $3,561 in 1998                                        150,263            153,672
  Inventories                                                                      88,568             82,794
  Deferred income taxes                                                            21,854             21,441
  Other current assets                                                             22,768             19,059
                                                                                 --------           --------
     Total current assets                                                         296,855            288,880

Property and Equipment, at cost, net of accumulated depreciation and
    amortization of $155,332 and $150,984 in 1999 and 1998, respectively           76,824             79,009

Other assets, net                                                                  27,727             27,183
                                                                                 --------           --------
     Total Assets                                                                $401,406           $395,072
                                                                                 ========           ========

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                                          $ 75,000           $ 65,000
  Accounts payable                                                                 28,778             26,629
  Other accrued liabilities                                                        87,459             97,855
                                                                                 --------           --------
     Total current liabilities                                                    191,237            189,484
                                                                                 --------           --------
Commitments and contingencies (Note 6)

Stockholders' Equity
  Preferred  stock, par value $0.0001:
      authorized, 10,000 shares; outstanding, none
  Common stock and additional paid-in capital, common stock par value
      $0.0001: authorized, 50,000 shares; outstanding, 26,774 shares                   --                --
      and 26,746 shares in 1999 and 1998, respectively                            127,261            125,015
  Accumulated other comprehensive loss                                             (1,711)            (1,099)
  Retained earnings                                                                84,619             81,672
                                                                                 --------           --------
     Total stockholders' equity                                                   210,169            205,588
                                                                                 --------           --------
     Total Liabilities and Stockholders' Equity                                  $401,406           $395,072
                                                                                 ========           ========

________________________________________________________________________________
The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

                                                                                 Three Months Ended
                                                                     ---------------------------------------
                                                                            April 3,            April 4,
                                                                              1999                1998
------------------------------------------------------------------------------------------------------------
Net sales
  Product                                                                   $ 96,627            $ 93,579
  Service                                                                     22,340              22,199
                                                                            --------            --------
     Total net sales                                                         118,967             115,778
                                                                            --------            --------

Cost of sales
  Product                                                                     52,608              48,451
  Service                                                                     11,349              12,013
                                                                            --------            --------
     Total cost of sales                                                      63,957              60,464
                                                                            --------            --------

     Gross profit                                                             55,010              55,314
                                                                            --------            --------

Operating expenses
  Selling, general and administrative                                         31,697              32,030
  Product development                                                         14,678              14,890
                                                                            --------            --------
     Total operating expenses                                                 46,375              46,920
                                                                            --------            --------

     Income from operations                                                    8,635               8,394

  Interest expense                                                            (1,214)               (574)
  Interest income                                                                189                 390
                                                                            --------            --------

     Income before income taxes                                                7,610               8,210

  Provision for  income taxes                                                  2,093               2,463
                                                                            --------            --------

     Net income                                                             $  5,517            $  5,747
                                                                            ========            ========

Earnings per share
  Basic                                                                     $   0.21            $   0.20
                                                                            ========            ========
  Diluted                                                                   $   0.20            $   0.20
                                                                            ========            ========
Weighted average common shares outstanding
  Basic                                                                       26,760              28,274
                                                                            ========            ========
  Diluted                                                                     27,160              29,131
                                                                            ========            ========
------------------------------------------------------------------------------------------------------------

Net income                                                                  $  5,517            $  5,747

Other comprehensive loss, net of tax
  Foreign currency translation adjustments                                      (612)               (213)
                                                                            --------            --------

     Comprehensive income                                                   $  4,905            $  5,534
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

                                                                                    Three Months  Ended
                                                                          ---------------------------------------
                                                                               April 3,             April 4,
                                                                                 1999                 1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                  $  5,517             $  5,747
  Adjustments to reconcile net income
    to cash provided by (used in) operating activities:
      Depreciation and amortization                                              6,556                5,636
      Tax benefit of employee stock transactions                                    (6)                 312
      Changes in:
        Accounts receivable                                                      2,872                1,288
        Inventories                                                             (5,739)              (3,527)
        Deferred income taxes                                                     (384)                (626)
        Other current assets                                                    (2,522)                (257)
        Leases receivable                                                       (2,780)              (2,095)
        Accounts payable                                                         2,323                1,695
        Other accrued liabilities                                               (8,737)              (7,233)
                                                                              --------             --------

          Net cash provided by (used in) operating activities                   (2,900)                 940
                                                                              --------             --------

Cash flows from investing activities
  Investment in property and equipment                                          (5,470)              (7,800)
  Sale of fixed assets                                                             493                  602
  Decrease in other assets                                                         (37)                 512
                                                                              --------             --------

          Net cash used in investing activities                                 (5,014)              (6,686)
                                                                              --------             --------

Cash flows from financing activities
  Proceeds from short-term borrowings                                           32,000               19,000
  Repayment of short-term borrowings                                           (22,000)              (9,000)
  Repurchase of common stock                                                    (3,758)             (12,330)
  Issuance of common stock under stock option and
    stock purchase plans                                                         3,439                5,026
                                                                              --------             --------

          Net cash provided by financing activities                              9,681                2,696
                                                                              --------             --------

Effect of exchange rate changes on cash                                           (279)                (147)
                                                                              --------             --------

  Net increase (decrease) in cash and cash equivalents                           1,488               (3,197)

Cash and cash equivalents, beginning of period                                  11,914               22,735
                                                                              --------             --------

Cash and cash equivalents, end of period                                      $ 13,402             $ 19,538
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


Note 1 - Interim Statements

In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of April 3, 1999 and its condensed consolidated results of operations and cash flows for the three-month periods ended April 3, 1999 and April 4, 1998. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999. Certain information reported in the prior year has been reclassified to conform to the 1999 presentation.

The Company's principle accounting policies are set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.

Note 2.  Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," requires that items defined as other comprehensive income, such as changes in foreign currency translation adjustments, be separately reported in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following is a summary, in thousands, of the accumulated other comprehensive loss balance:

                                                            Accumulated
                                                               Other
                                                           Comprehensive
                                                               Loss
                                                     ----------------------
    Three months ended April 3, 1999
       Beginning balance                                      $(1,099)
       Current-period change                                     (612)
                                                              -------
          Ending balance                                      $(1,711)
                                                              =======

The following is a summary, in thousands, of the related tax effect allocated to each component of other comprehensive income (loss):

                                                                                   Tax
                                                            Before-Tax          (Expense)           Net-of-Tax
                                                              Amount            Or Benefit            Amount
                                                        ---------------------------------------------------------
    Three months ended April 4, 1998
       Foreign currency translation adjustments               $(304)               $ 91               $(213)
                                                              =====                ====               =====

    Three months ended April 3, 1999
       Foreign currency translation adjustments               $(844)               $232               $(612)
                                                              =====                ====               =====

Note 3.  Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended April 4, 1998 and April 3, 1999:

     (In thousands, except per share amounts)                               Dilutive
                                                                        Effect of Options
                                                           Basic           Outstanding          Diluted
                                                     -------------------------------------------------------
     Quarter Ended April 4, 1998
       Net income (numerator)                             $ 5,747                               $ 5,747
       Weighted average number of
        Shares outstanding (denominator)                   28,274                857             29,131
       Earnings per share                                 $  0.20                               $  0.20
                                                   ===================                   ===================
     Quarter Ended April 3, 1999
      Net income (numerator)                              $ 5,517                               $ 5,517
       Weighted average number of
        Shares outstanding (denominator)                   26,760                400             27,160
       Earnings per share                                 $  0.21                               $  0.20
                                                   ===================                   ===================

At April 3, 1999 approximately 2,400,000 weighted average options to purchase shares of common stock were antidilutive and were therefore not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Approximately 700,000 antidilutive weighted average options were outstanding at April 4, 1998.

Note 4 - Inventories

The components of inventories were as follows (in thousands):

                                                                 April 3,          December 31,
                                                                   1999                1998
                                                          ----------------------------------------

     Raw materials                                                $27,783             $25,052
     Work-in-process                                               20,643              21,656
     Finished goods                                                40,142              36,086
                                                                  -------             -------

       Total inventories                                          $88,568             $82,794
                                                                  =======             =======

Note 5 - Short-Term Borrowings

On April 3, 1999, the Company had a revolving, unsecured credit agreement in effect for $100.0 million. Under the terms of the agreement, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. At April 3, 1999, borrowings under this facility, which were subject to certain debt covenants, totaled $75.0 million and the effective rate was 5.9 percent.

On April 9, 1999, the Company issued an initial series of unsecured senior notes for $75.0 million. Of this total, senior notes in the amount of $71.0 million were issued with an effective coupon of 6.59 percent and a final maturity of seven years with an average life of five years. The remaining senior notes, totaling $4.0 million, were issued with an effective coupon of 6.39 percent and a final maturity of five years with an average life of three years. Subsequent series of senior notes totaling $5.0 million may be issued at the discretion of the Company.

The proceeds from the issuance of the senior notes were used to refinance existing debt, and on April 9, 1999, the Company repaid in full the $75.0 million outstanding under the $100.0 million credit agreement noted above. Also on April 9, 1999, the $100.0 million credit agreement was terminated and replaced with a new revolving unsecured credit agreement for $40.0 million. The terms and conditions of the new agreement are similar to the terms and conditions of the $100.0 million agreement that was in effect on April 3, 1999.

The Company also has an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At April 3, 1999, there were no borrowings against this uncommitted line of credit.

For the quarter ended April 3, 1999, the Company's weighted average borrowings were $72.7 million and the weighted average interest rate was 6.1 percent.

Note 6 - Legal Contingencies

On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously. This suit is still in the fact-finding stage.

Note 7 - Industry Segment and Geographic Information

During 1998 the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information."

The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in two fundamental business segments: product and service. The product segment includes the development, manufacture and sale of the Company's systems that generate, display, archive and retrieve medical diagnostic ultrasound images. The service segment provides service and support for the Company's products in accordance with the various service contracts and other purchase arrangements the Company makes available to its customers. The Company's products are manufactured at its world headquarters in Mountain View, California, and are sold through a direct sales force in North America, Europe, Australia and Japan, and through independent distributors in Europe, Asia, South America and the Middle East.

The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measure is controllable contribution. Controllable contribution is gross margin less selling expenses. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission. Except for inventory, the Company does not allocate assets by segment for management reporting purposes.

                                                       Revenue from external customers
                                                    Quarter Ended           Quarter Ended
(In thousands)                                      April 3, 1999           April 4, 1998
----------------------------------------------------------------------------------------------

Product                                                $ 96,627                $ 93,579
Service                                                  22,340                  22,199
                                                       --------                --------
  Total revenue                                        $118,967                $115,778
                                                       ========                ========

                                                           Income before income taxes
                                                    Quarter Ended           Quarter Ended
(In thousands)                                      April 3, 1999           April 4, 1998
-----------------------------------------------------------------------------------------------

Product                                                $ 17,583                 $ 19,101
Service                                                  10,365                   10,095
                                                       --------                 --------
  Controllable contribution                              27,948                   29,196

Unallocated expense                                     (19,313)                 (20,802)
Interest expense                                         (1,214)                    (574)
Interest income                                             189                      390
                                                       --------                 --------
  Income before income taxes                           $  7,610                 $  8,210
                                                       ========                 ========

                                                          Segment Assets - Inventory
                                                    Quarter Ended             Year Ended
(In thousands)                                      April 3, 1999         December 31, 1998
----------------------------------------------------------------------------------------------
Product                                                $73,723                 $69,381
Service                                                 14,845                  13,413
                                                       -------                 -------
  Total inventory                                       88,568                  82,794
                                                       =======                 =======

Geographic area information is as follows:

                                                       Revenue from external customers
                                                    Quarter Ended           Quarter Ended
(In thousands)                                      April 3, 1999           April 4, 1998
----------------------------------------------------------------------------------------------
United States                                          $ 80,809                $ 79,185
Europe                                                   24,240                  26,791
Other foreign                                            13,918                   9,802
                                                       --------                --------
  Total revenue                                        $118,967                $115,778
                                                       ========                ========

                                                                     Assets
                                                     Quarter Ended             Year Ended
(In thousands)                                       April 3, 1999          December 31, 1998
-----------------------------------------------------------------------------------------------
United States                                           $380,840                 $370,115
Europe                                                    70,411                   72,454
Other foreign                                             18,683                   18,677
Eliminations                                             (68,528)                 (66,174)
                                                        --------                 --------
  Total assets                                          $401,406                 $395,072
                                                        ========                 ========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the quarters ended April 3, 1999, and April 4, 1998, as well as for the year ended December 31, 1998, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 1999 and 1998, no single customer or group under common control represented 10 percent or more of the Company's sales.

Note 8 - Disclosure Of The Impact That Recently Issued Financial Standards Will Have On The Financial Statements When Adopted In A Future Period

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 1999. Management has not yet determined what effect SFAS 133 will have on the Company's financial statements or results of operations.
________________________________________________________________________________

_______________________________________________________________________________
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net sales increased 2.8 percent to $119.0 million for the quarter ended April 3, 1999, compared with $115.8 million for the quarter ended April 4, 1998. Worldwide product revenue increased 3.3 percent to $96.6 million and worldwide service revenue remained relatively constant at $22.3 million. Domestic revenue increased 2.0 percent to $80.8 million for the first quarter of 1999. Domestic revenue from sales of new ultrasound systems increased 11.0 percent over the prior year quarter, but were offset by reduced sales of product options the Company offers on all of its systems. The Company expects options sales to increase during the second half of 1999 as it ramps up shipments of its new Native Tissue Harmonic Imaging option for its installed base of 128XP ultrasound systems. International revenue increased 4.3 percent to $38.2 million for the first quarter of 1999. The increase was primarily due to the shipment of a large order to China. Although international revenue for the first quarter of 1999 increased over the prior year quarter, the Company expects selected international markets to remain depressed.

Gross profit decreased to 46.2 percent of net sales for the first quarter of 1999, compared with 47.8 percent for the first quarter of 1998. The decrease was primarily due to product mix, which was largely the result of reduced options sales during the quarter. The decrease was also partly due to temporary production difficulties, partially offset by higher service margins. The Company expects gross profit to increase during the second half of 1999 as options sales increase. The Company also intends to continue to pursue manufacturing efficiencies and cost reduction efforts.

Selling, general and administrative expenses and product development spending for the first quarter of 1999 each remained relatively consistent with the prior year quarter. Selling, general and administrative expenses were $31.7 million, or 26.6 percent of net sales, for the quarter ended April 3, 1999, compared to $32.0 million, or 27.7 percent of net sales, for the quarter ended April 4, 1998. Product development spending was $14.7 million, or 12.3 percent of net sales, for the first quarter of 1999, compared to $14.9 million, or 12.9 percent of net sales for the first quarter of 1998. As the Company continues to invest in new product development and related sales support, future operating expenses are expected to increase.

Interest expense for the first quarter of 1999 was $1.2 million, compared with $0.6 million for the first quarter of 1998. The increase was the result of greater weighted average short-term borrowings during the first quarter of 1999.

The effective tax rate for the quarter ended April 3, 1999, was 27.5 percent resulting in a provision of $2.1 million, compared with an effective rate of
30.0 percent and a provision of $2.5 million for the quarter ended April 4, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 1999. Management has not yet determined what effect SFAS 133 will have on the Company's financial statements or results of operations.

Liquidity and Capital Resources

During the first quarter of 1999, the Company's cash and cash equivalents balance increased $1.5 million to $13.4 million. The Company's operating activities used $2.9 million in cash. The primary uses of cash for operations were a decrease in other accrued liabilities and an increase in inventory, which used $8.7 million and $5.7 million, respectively. The decrease in other accrued liabilities was primarily due to payments of previously accrued compensation. The increase in inventory was largely the result of the Company's continued support of its refurbished systems business and loaned systems programs. The primary source of cash from operations was net income of $5.5 million.

The Company's investing and financing activities for the three months ended April 3, 1999, provided $4.7 million in cash. The Company purchased $5.5 million of equipment during the quarter, primarily consisting of computer equipment, software, and other capitalized expenses associated with its new enterprise-wide, integrated business information system. Included in the financing activities for the first quarter of 1999, were net short-term borrowings of $10.0 million and $3.4 million raised through employee participation in the Company's stock option and stock purchase plans. Also included in the financing activities for the first quarter of 1999 was $3.8 million used for share repurchases.

During 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the first quarter of 1999, the Company repurchased 250,000 shares at a total cost of $3.8 million. As of April 3, 1999, the Company had repurchased 3,777,400 shares toward the 1996 authorization at a cumulative cost of $66.2 million. During the first quarter of 1999, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. As of April 3, 1999, there have been no repurchases against this authorization.

On April 3, 1999, the Company had a revolving, unsecured credit agreement in effect for $100.0 million. Under the terms of the agreement, no compensating balances were required and the interest rate was determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate. At April 3, 1999, borrowings under this facility, which were subject to certain debt covenants, totaled $75.0 million and the effective rate was 5.9 percent.

On April 9, 1999, the Company issued an initial series of unsecured senior notes for $75.0 million. Of this total, senior notes in the amount of $71.0 million were issued with an effective coupon of 6.59 percent and a final maturity of seven years with an average life of five years. The remaining senior notes, totaling $4.0 million, were issued with an effective coupon of 6.39 percent and a final maturity of five years with an average life of three years. Subsequent series of senior notes totaling $5.0 million may be issued at the discretion of the Company.

The proceeds from the issuance of the senior notes were used to refinance existing debt, and on April 9, 1999, the Company repaid in full the $75.0 million outstanding under the $100.0 million credit agreement noted above. Also on April 9, 1999, the $100.0 million credit agreement was terminated and replaced with a new revolving unsecured credit agreement for $40.0 million. The terms and conditions of the new agreement are similar to the terms and conditions of the $100.0 million agreement that was in effect on April 3, 1999.

The Company also has an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At April 3, 1999, there were no borrowings against this uncommitted line of credit.

For the quarter ended April 3, 1999, the Company's weighted average borrowings were $72.7 million and the weighted average interest rate was 6.1 percent.

Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, the borrowing arrangements described above and anticipated cash generated from operations will be sufficient to meet the Company's projected operating and capital requirements for fiscal 1999.

Investment Risks and Other Factors That May Affect Future Results

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

Increased option sales during the second half of 1999 depend, among other things, upon timely completion of a number of product capabilities currently under development and market acceptance of upgrades currently offered by the Company, including Native Tissue Harmonic Imaging for the 128XP system, and those under development for introduction this year. In addition, in general, the success of the Company's products in the market and the Company's financial results depend upon the Company continuing to develop and introduce products and software updates in a timely manner; upon the success of product cost reduction designs and initiatives; upon the actual and perceived levels of product performance and quality in a clinical environment compared to other imaging modalities and competitive products; upon continued market acceptance of the Company's products and upgrades and their respective pricing; and upon competitor responses, including the introduction of competitive products and upgrades, pricing, intellectual property allegations and product positioning counter-strategies.

International Operations and International Receivables:

The Company's business is subject to risks from potential negative impacts of weakness in certain markets in Asia, Latin America and Europe, and by adverse economic impacts from currency fluctuations in its worldwide operations. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries. The following table, in thousands, summarizes the Company's foreign accounts and leases receivable in excess of $3.0 million at April 3, 1999.

                                                        April 3, 1999
                                                        -------------

                Italy                                      $15,788
                Brazil                                      13,075
                China                                       10,035
                France                                       6,287
                Japan                                        5,737
                Germany                                      4,492
                Australia                                    4,317
                Sweden                                       4,222
                United Kingdom                               3,343

Company's Computing Environment:

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

Year 2000 Readiness:

The Company is taking steps to ensure its products and services will continue to operate on and after January 1, 2000. In addition to the new business information system noted above, which is year 2000 ready and will be replacing a significant portion of the Company's critical systems, the Company is currently engaged in a three-phase project to evaluate and remedy those systems not being replaced. The first phase, completed in May 1998, included a comprehensive inventory of the Company's systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The second phase was completed in December 1998, and focused on confirming the year 2000 readiness of those systems identified in phase one. The third and final phase, which is expected to be completed early in the fourth quarter of 1999, will involve taking any needed corrective action to make all remaining critical systems and components year 2000 ready and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000. The Company expects the project to be successfully completed during the fourth quarter of 1999 and has established a year 2000 project team, comprised of representatives from each of the Company's functional areas, which reports to senior management. However, if by January 1, 2000, systems material to the Company's operations have not been made year 2000 ready, or if the Company fails to retain or recruit knowledgeable experts, the year 2000 issue could have a material impact on the Company's financial statements. To date, the costs incurred by the Company with respect to this project have not been material and future anticipated costs are not expected to be material.

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

Based upon the steps being taken to address this issue and the progress to date, the Company does not expect the financial impact of the year 2000 date conversion to be material to its financial position or results of operations. However, if preventative and/or corrective actions by the Company or those the Company does business with are not made in a timely manner, the year 2000 issue could have a material adverse effect on the Company's financial statements. The Company primarily sells its products to hospitals, clinics, and other customers within the healthcare industry. Should the year 2000 issue impact the ability and willingness of these customers to purchase capital equipment, the year 2000 issue could have a material adverse impact on the Company's consolidated financial statements.

Derivative Financial Instruments:

The Company operates internationally and is subject to market risk due to fluctuations in foreign currency exchange rates. The Company manages this risk through established policies and procedures that include the use of derivative financial instruments. The Company routinely enters into forward foreign currency exchange contracts to hedge amounts due from selected subsidiaries denominated in foreign currencies against fluctuations in exchange rates. Forward currency contract terms are typically not more than three months and the counterparties to the exchange contracts are major domestic and international financial institutions. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's operating results and on the cash flows it receives from its foreign subsidiaries.

Currently, the Company neither engages in foreign currency speculation nor holds or issues financial instruments for trading purposes. Because the Company only enters into forward currency exchange contracts as hedges, any change in currency rates would not result in a material gain or loss, as any gain or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, the Company believes that neither its exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. Readers are referred to the Company's 1998 Form 10-K, filed with the Securities and Exchange Commission for further discussion of the Company's market risk due to fluctuations in foreign currency exchange rates.

Euro Conversion:

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period goods and services may be paid for in either Euros or the participating country's local currency. Thereafter, only the Euro will be legal tender in the participating countries. The Company's foreign subsidiaries that are part of the European Union have not yet converted to the Euro and continue to use their respective local currencies as their functional currency. However, the conversion will be completed prior to the June 30, 2002 deadline. The Company believes its current accounting systems are capable of accommodating the Euro conversion with minimal intervention and that the conversion will not have a material impact on the competitiveness of its products in Europe. The Company also believes any costs of addressing the Euro conversion will not have a material impact on the Company's financial statements.

For a description of the general investment considerations and risks surrounding Acuson's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

128XP and Acuson are registered trademarks and Native is a trademark of Acuson Corporation.
________________________________________________________________________________

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

The current status is the same as previously reported in the Company's Form 10-K for the fiscal year ended December 31, 1998.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits
           --------

              27.1  Financial Data Schedule

      b)   Reports on Form 8-K
           -------------------

              The Company filed no reports on Form 8-K during the quarter ended April 3, 1999.
________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                       (Registrant)

May 17, 1999                     By  /s/ Barry Zwarenstein
                                    ----------------------
                                    Barry Zwarenstein
                                    Vice President, Chief Financial Officer
                                    (duly authorized Officer and Principal
                                    Financial Officer)