Form 10-Q/A
period 1999-04-03
ACUSON CORP
filed 1999-07-06
CIK 717014

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------
                                 FORM 10-Q/A
                        Amendment No. 1 to Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 3, 1999 or
                                    -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ___________

                       Commission file number  1-10068
                                               -------

                             ACUSON CORPORATION
           (Exact name of registrant as specified in its charter)


        Delaware                                   94-2784998
   ------------------                      --------------------------
(State of Incorporation)                (IRS Employer Identification No.)

                            1220 Charleston Road
                               P. O. Box  7393
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
                (Class)                            Outstanding at May 8, 1999

    This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, is being filed to revise the section entitled "Year 2000 Readiness" within Part I Item 2 to read as follows. No other changes are being made to the Form 10-Q.

Year 2000 Readiness:

The Company is taking steps to ensure its products and services will continue to operate on and after January 1, 2000. In addition to the Company's new business information system, which is year 2000 ready and will be replacing a significant portion of the Company's critical systems, the Company is currently engaged in a three-phase project to evaluate and remedy those systems not being replaced.

The first phase, completed in May 1998, included a comprehensive inventory of the Company's systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The second phase was completed in March 1999, and focused on confirming the year 2000 readiness of those systems identified in phase one. The third and final phase, which is expected to be completed early in the fourth quarter of 1999, will involve taking any needed corrective action to make all remaining critical systems and components year 2000 ready and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000.

The Company expects the project to be successfully completed during the fourth quarter of 1999 and has established a year 2000 project team, comprised of representatives from each of the Company's functional areas, which reports to senior management. However, if by January 1, 2000, systems material to the Company's operations have not been made year 2000 ready, or if the Company fails to retain or recruit knowledgeable experts, the year 2000 issue could have a material impact on the Company's financial statements. To date, the costs incurred by the Company with respect to this project have not been material and, except for the potential future purchase of additional inventory noted below, future anticipated costs are not expected to be material. The costs of this project have been charged against the budgets of the Company's various functional areas and no material IT projects have been deferred in managing the Company's year 2000 readiness efforts.

The Company's products being shipped today are year 2000 ready and the Company believes its products previously shipped are either year 2000 ready or can be made year 2000 ready by customer purchase of an upgrade.

The Company has also been communicating with suppliers and others it does business with to coordinate year 2000 readiness. The Company has contacted all of what it considers to be its key technology suppliers and approximately 100 of its largest general suppliers. To date, responses have been received from all but a few of those contacted and those responses are currently being individually assessed to determine the potential impact, if any, to the Company should one or more of the Company's suppliers not be year 2000 ready. The Company expects to complete these assessments during the third quarter of 1999, and, based on the results of these assessments, the Company will develop any necessary contingency plans. These plans may include the purchase of additional inventory as protection against a supplier being unable to supply a critical component as a result of the year 2000 issue.

Based upon the steps being taken to address this issue and the progress to date, the Company does not expect the financial impact of the year 2000 date conversion to be material to its financial position or results of operations, although at this stage the magnitude of any possible inventory purchases is not known. However, if preventative and/or corrective actions by the Company or those suppliers with whom the Company does business are not made in a timely manner, the Company may not be able to provide its products to customers until successful preventative and/or corrective actions have been taken, and as a result, the year 2000 issue could have a material adverse effect on the Company's financial statements.

The Company primarily sells its products to hospitals, clinics, and other customers within the healthcare industry. Although no one customer is material to the Company's business, should the year 2000 issue impact the ability and willingness of these customers generally to purchase capital equipment, including the Company's products, the year 2000 issue could have a material adverse impact on the Company's consolidated financial statements.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ACUSON CORPORATION
                                         (Registrant)

July 6, 1999                     By /s/ Barry Zwarenstein
                                    ----------------------
                                    Barry Zwarenstein
                                    Vice President, Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)