Form 10-Q
period 1999-07-03
ACUSON CORP
filed 1999-08-16
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 3, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________

                        Commission file number 1-10068




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

     Registrant's telephone number, including area code, is (650) 969-9112



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $0.0001 par value              26,797,732 shares
      --------------------------------        -----------------------------
                (Class)                       Outstanding at August 7, 1999

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                                               Page
                                                                                               Number
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
            July 3, 1999 and December 31, 1998                                                    1

          Condensed Consolidated Statements of Operations
            and Comprehensive Income for the Three Months
            Ended July 3, 1999 and July 4, 1998 and for the Six
            Months Ended July 3, 1999 and July 4, 1998                                            2

          Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended July 3, 1999 and
            July 4, 1998                                                                          3

          Notes to Condensed Consolidated Financial Statements                                    4

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                   9


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                      14

ITEM 4.   Submission of Matters to a Vote of Security Holders                                    14

ITEM 6.   Exhibits and Reports on Form 8-K                                                       15

Signature                                                                                        16

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                        July 3,        December 31,
                                                                                         1999             1998
_____________________________________________________________________________________________________________________
Assets
Current Assets
  Cash and cash equivalents                                                            $ 21,998            $ 11,914
  Accounts receivable, net of allowance for doubtful accounts
       of $3,534 in 1999 and $3,561 in 1998                                             141,663             153,672
  Inventories                                                                            96,556              82,794
  Deferred income taxes                                                                  22,024              21,441
  Other current assets                                                                   21,209              19,059
                                                                                       --------            --------

     Total current assets                                                               303,450             288,880


Property and Equipment, at cost, net of accumulated depreciation and
    amortization of $158,054 and $150,984 in 1999 and 1998, respectively                 77,126              79,009
Other Assets, net                                                                        29,100              27,183
                                                                                       --------            --------
     Total Assets                                                                      $409,676            $395,072
                                                                                       ========            ========
Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                                                $     --            $ 65,000
  Current portion of long-term debt                                                         800                  --
  Accounts payable                                                                       29,777              26,629
  Other accrued liabilities                                                              90,417              97,855
                                                                                       --------            --------

     Total current liabilities                                                          120,994             189,484
                                                                                       --------            --------
Long-term debt                                                                           74,200                  --
                                                                                       --------            --------
Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity
  Preferred  stock, par value $0.0001:
     authorized, 10,000 shares; outstanding, none                                            --                  --
  Common stock and additional paid-in capital, common stock par value
     $0.0001: authorized, 50,000 shares; outstanding, 26,787 shares
     and 26,746 shares in 1999 and 1998, respectively                                   127,870             125,015
  Accumulated other comprehensive loss                                                   (2,006)             (1,099)
  Retained earnings                                                                      88,618              81,672
                                                                                       --------            --------

     Total stockholders' equity                                                         214,482             205,588
                                                                                       --------            --------

     Total Liabilities and Stockholders' Equity                                        $409,676            $395,072
                                                                                       ========            ========
_______________________________________________________________________________________________________________________

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)


                                                                       Three Months Ended             Six Months Ended
                                                                --------------------------------------------------------------------
                                                                      July 3,       July 4,         July 3,       July 4,
                                                                       1999          1998            1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales
    Product                                                         $ 97,072      $ 90,961        $ 193,699     $ 184,540
    Service                                                           22,848        22,332           45,188        44,531
                                                                    --------      --------        ---------     ---------
        Total net sales                                              119,920       113,293          238,887       229,071
                                                                    --------      --------        ---------     ---------

Cost of sales
   Product                                                            53,259        48,124          105,867        96,575
   Service                                                            11,421        11,629           22,770        23,642
                                                                    --------      --------        ---------     ---------
       Total cost of sales                                            64,680        59,753          128,637       120,217
                                                                    --------      --------        ---------     ---------

       Gross profit                                                   55,240        53,540          110,250       108,854
                                                                    --------      --------        ---------     ---------

Operating expenses
   Selling, general and administrative                                32,643        32,497           64,340        64,527
   Product development                                                15,205        14,933           29,883        29,823
                                                                    --------      --------        ---------     ---------
      Total operating expenses                                        47,848        47,430           94,223        94,350
                                                                    --------      --------        ---------     ---------

      Income from operations                                           7,392         6,110           16,027        14,504

   Interest expense                                                   (1,278)         (650)          (2,492)       (1,224)
   Interest income                                                       443           453              632           843
                                                                    --------      --------        ---------     ---------

      Income before income taxes                                       6,557         5,913           14,167        14,123

Provision for income taxes                                             1,803         1,774            3,896         4,237
                                                                    --------      --------        ---------     ---------

      Net income                                                    $  4,754      $  4,139        $  10,271     $   9,886
                                                                    ========      ========        =========     =========

Earnings per share
   Basic                                                            $   0.18      $   0.15        $    0.38     $    0.35
                                                                    ========      ========        =========     =========
   Diluted                                                          $   0.17      $   0.14        $    0.38     $    0.34
                                                                    ========      ========        =========     =========

Weighted average common and common equivalent
 shares outstanding
   Basic                                                              26,777        28,028           26,769        28,153
                                                                    ========      ========        =========     =========
   Diluted                                                            27,528        28,954           27,331        29,043
                                                                    ========      ========        =========     =========
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                          $  4,754      $  4,139        $  10,271     $   9,886

Other comprehensive income (loss), net of tax
   Foreign currency translation adjustments                             (295)          115             (907)          (98)
                                                                    --------      --------        ---------     ---------

       Comprehensive income                                         $  4,459      $  4,254        $   9,364     $   9,788
                                                                    ========      ========        =========     =========
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                           Six Months Ended
                                                                                     --------------------------
                                                                                     July 3,               July 4,
                                                                                      1999                  1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                        $  10,271              $  9,886
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                    11,602                11,295
      Tax benefit of employee stock transactions                                           55                   592
      Changes in:
        Accounts receivable                                                            11,346                (1,372)
        Leases receivable                                                              (3,403)               (3,425)
        Inventories                                                                   (13,670)               (5,177)
        Deferred income taxes                                                            (622)                 (253)
        Other current assets                                                           (2,032)                1,757
        Accounts payable                                                                3,437                   668
        Other accrued liabilities                                                      (5,338)               (2,834)
                                                                                    ---------              --------

          Net cash provided by operating activities                                    11,646                11,137
                                                                                    ---------              --------
Cash flows from investing activities
  Investment in property and equipment                                                (10,919)              (15,294)
  Sale of fixed assets                                                                    233                   134
  Other                                                                                    94                  (109)
                                                                                    ---------              --------
          Net cash used in investing activities                                       (10,592)              (15,269)
                                                                                    ---------              --------

Cash flows from financing activities
  Repayments of short-term borrowings                                                (106,400)              (11,000)
  Borrowings under short-term borrowing agreement                                      41,400                19,000
  Issuance of long-term debt                                                           75,000                    --
  Repurchase of common stock                                                           (4,846)              (17,164)
  Issuance of common stock under stock option and
    stock purchase plans                                                                4,320                 7,423
                                                                                    ---------              --------

          Net cash provided by (used in) financing activities                           9,474                (1,741)
                                                                                    ---------              --------
Effect of exchange rate changes on cash                                                  (444)                 (110)
                                                                                    ---------              --------
  Net increase (decrease) in cash                                                      10,084                (5,983)

Cash, beginning of period                                                              11,914                22,735
                                                                                    ---------              --------

Cash, end of period                                                                 $  21,998              $ 16,752
                                                                                    =========              ========

The accompanying notes are an integral part of these statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Interim Statements

In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of July 3, 1999, and its condensed consolidated results of operations and cash flows for the six-month periods ended July 3, 1999, and July 4, 1998. The results of operations for the three and six-month periods ended July 3, 1999, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999. Certain information reported in the prior year has been reclassified to conform to the 1999 presentation.

The Company's principal accounting policies are set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.

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

The following is a summary, in thousands, of the accumulated other comprehensive loss balance:

                                                             Accumulated
                                                                Other
                                                            Comprehensive
                                                                Loss
                                                        --------------------
     Six months ended July 3, 1999
      Beginning balance                                        $(1,099)
      Current-period change                                       (907)
                                                               -------
        Ending balance                                         $(2,006)
                                                               =======

The following is a summary, in thousands, of the related tax effect allocated to each component of other comprehensive income (loss):

                                                                                     Tax
                                                             Before-Tax           (Expense)            Net-of-Tax
                                                               Amount             or Benefit             Amount
                                                      --------------------------------------------------------------
     Three months ended July 4, 1998
       Foreign currency translation adjustments                $  164              $  (49)                $   115
                                                               ======              ======                 =======

     Six months ended July 4, 1998
       Foreign currency translation adjustments                $ (140)             $   42                 $   (98)
                                                               ======              ======                 =======

     Three months ended July 3, 1999
       Foreign currency translation adjustments                $ (407)             $  112                 $  (295)
                                                               ======              ======                 =======

     Six months ended July 3, 1999
       Foreign currency translation adjustments               $(1,251)             $  344                 $  (907)
                                                              =======              ======                 =======

Note 3 - Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table, in thousands except per share amounts, provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six-month periods ended July 4, 1998 and July 3, 1999:

                                                                               Dilutive
                                                                               Effect of
                                                                               Options
                                                             Basic           Outstanding           Diluted
                                                   ------------------------------------------------------------
Three months ended July 4, 1998
    Net income (numerator)                                   $ 4,139                                 $ 4,139
    Weighted average number of
     shares outstanding (denominator)                         28,028                926               28,954
    Earnings per share                                       $  0.15                                 $  0.14
                                                             =======                                 =======

Six months ended July 4, 1998
    Net income (numerator)                                   $ 9,886                                 $ 9,886
    Weighted average number of
     shares outstanding (denominator)                         28,153                890               29,043
    Earnings per share                                       $  0.35                                 $  0.34
                                                             =======                                 =======

Three months ended July 3, 1999
    Net income (numerator)                                   $ 4,754                                 $ 4,754
    Weighted average number of
     shares outstanding (denominator)                         26,777                751               27,528
    Earnings per share                                       $  0.18                                 $  0.17
                                                             =======                                 =======

Six months ended July 3, 1999
    Net income (numerator)                                   $10,271                                 $10,271
    Weighted average number of
     shares outstanding (denominator)                         26,769                562               27,331
    Earnings per share                                       $  0.38                                 $  0.38
                                                             =======                                 =======

For the three and six-month periods ended July 3, 1999 approximately 1,720,000 and 1,930,000 weighted average options to purchase shares of common stock, respectively, were antidilutive and were therefore not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Approximately 570,000 and 677,000 antidilutive weighted average options were outstanding during the three and six-month periods ended July 4, 1998, respectively.

Note 4 - Inventories

The components of inventories were as follows (in thousands):

                                                                       July 3,          Dec. 31,
                                                                        1999             1998
                                                                  -----------------------------------

         Raw materials                                               $  27,025         $ 25,052
         Work-in-process                                                23,919           21,656
         Finished goods                                                 45,612           36,086
                                                                     ---------         --------

            Total inventories                                        $  96,556         $ 82,794
                                                                     =========         ========

Note 5 - Short-Term Borrowings

On April 9, 1999, the Company repaid in full the outstanding balance under its existing $100.0 million credit agreement. Also on April 9, 1999, the $100.0 million credit agreement was terminated and replaced with a new revolving unsecured credit agreement for $40.0 million, which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At July 3, 1999, there were no borrowings against this line of credit.

The Company also has an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At July 3, 1999, there were no borrowings against this uncommitted line of credit.

Note 6 - Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                        July 3,          December 31,
                                                                        1999                1998
                                                                -----------------------------------------
         Senior notes due 2004                                        $  4,000              $   ---
         Senior notes due 2006                                          71,000                  ---
                                                                      --------              -------
             Total                                                      75,000                  ---
         Current maturities                                               (800)                 ---
                                                                      --------              -------
         Long-term debt                                               $ 74,200              $   ---
                                                                      ========              =======

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

Maturities of the Company's long-term debt at July 3, 1999 are as follows (in thousands):

           Year                                              Amount
           ----                                              ------
           2000                                             $   800
           2001                                                 800
           2002                                              15,000
           2003                                              15,000
           2004                                              15,000
           Thereafter                                        28,400
               Total                                        -------
                                                            $75,000
                                                            =======

Note 7 - Legal Contingencies

On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously. This suit is still in the fact-finding stage.

Note 8 - Industry Segment and Geographic Information

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

The information in the following tables, in thousands, is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measure is controllable contribution. Controllable contribution is gross margin less selling expenses. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission. Except for inventory, the Company does not allocate assets by segment for management reporting purposes.

                                                               Revenue from external customers
                                               Three Months    Three Months       Six Months           Six Months
                                                   Ended          Ended             Ended                Ended
                                               July 3, 1999     July 4, 1998     July 3, 1999         July 4, 1998
-----------------------------------------------------------------------------------------------------------------------------
Product                                         $   97,072        $  90,961        $ 193,699           $ 184,540
Service                                             22,848           22,332           45,188              44,531
                                                ----------        ---------        ---------           ---------
    Total revenue                               $  119,920        $ 113,293        $ 238,887           $ 229,071
                                                ==========        =========        =========           =========

                                                               Income before income taxes
                                               Three Months    Three Months       Six Months           Six Months
                                                   Ended          Ended             Ended                Ended
                                               July 3, 1999     July 4, 1998     July 3, 1999         July 4, 1998
-----------------------------------------------------------------------------------------------------------------------------

Product                                         $   18,505        $  17,733        $  36,088           $  36,834
Service                                             10,880           10,652           21,245              20,747
                                                ----------        ---------        ---------           ---------
     Controllable contribution                      29,385           28,385           57,333              57,581

Unallocated expense                                (21,993)         (22,275)         (41,306)            (43,077)
Interest expense                                    (1,278)            (650)          (2,492)             (1,224)
Interest income                                        443              453              632                 843
                                                ----------        ---------        ---------           ---------
  Income before income taxes                    $    6,557        $   5,913        $  14,167           $  14,123
                                                ==========        =========        =========           =========

                                                                 Segment Assets-Inventory
                                                            July 3, 1999       December 31, 1998
---------------------------------------------------------------------------------------------------

Product                                                         $ 81,630              $ 69,381
Service                                                           14,926                13,413
                                                                --------              --------
    Total inventory                                               96,556                82,794
                                                                --------              --------

Geographic area information is as follows (in thousands):

                                                                   Revenue from external customers
                                               Three Months        Three Months         Six Months           Six Months
                                                   Ended               Ended               Ended               Ended
                                               July 3, 1999        July 4, 1998        July 3, 1999        July 4, 1998
--------------------------------------------------------------------------------------------------------------------------
United States                                     $ 85,689            $ 81,870            $166,498            $161,055
Europe                                              23,087              22,662              47,327              49,453
Other foreign                                       11,144               8,761              25,062              18,563
                                                  --------            --------            --------            --------
  Total revenue                                   $119,920            $113,293            $238,887            $229,071
                                                  ========            ========            ========            ========

                                                                           Total assets
                                                              July 3, 1999            December 31, 1998
---------------------------------------------------------------------------------------------------------
United States                                                    $393,117                  $370,115
Europe                                                             68,353                    72,454
Other foreign                                                      19,689                    18,677
Eliminations                                                      (71,483)                  (66,174)
                                                                 --------                  --------
  Total assets                                                   $409,676                  $395,072
                                                                 ========                  ========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the three and six-month periods ended July 3, 1999, and July 4, 1998, as well as for the year ended December 31, 1998, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 1999 and 1998, no single customer or group under common control represented 10 percent or more of the Company's sales.

Note 9 - Disclosure of the Impact That Recently Issued Financial Standards Will Have on the Financial Statements When Adopted in a Future Period

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. Management has not yet determined what effect SFAS 133 will have on the Company's financial statements or results of operations.

_______________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended July 3, 1999, were $119.9 million, compared with $113.3 million for the quarter ended July 4, 1998. For the first six months of 1999, net sales were $238.9 million, compared with $229.1 million for the same period in 1998. Worldwide product revenue increased 6.7 percent to $97.1 million and 5.0 percent to $193.7 million for the three and six-month periods ended July 3, 1999, respectively, largely as a result of stronger platform sales. Worldwide service revenue increased 2.3 percent to $22.8 million and 1.5 percent to $45.2 million for the three and six-month periods ended July 3, 1999, respectively. The increase in service revenue reflects a platform shift from the Company's 128XP(R) ultrasound systems to its Sequoia(R) and Aspen(TM) ultrasound systems.

Domestic revenue increased 4.7 percent to $85.7 million for the second quarter of 1999, and 3.4 percent to $166.5 million for the six months ended July 3, 1999. The increases in domestic revenue were primarily due to greater sales of new ultrasound systems. Sales of product options the Company offers on all of its systems remained relatively consistent with the prior year but are expected to increase during the second half of 1999 as the Company ramps up shipments of its Native(TM) Tissue Harmonic Imaging option for its installed base of 128XP systems. For the three and six-month periods ended July 3, 1999, international revenues increased 8.9 percent and 6.4 percent to $34.2 million and $72.4 million, respectively. The increases in international revenue were primarily concentrated in a few select markets, notably Canada and Japan during the second quarter of 1999 and China during the first quarter of 1999. Although international revenues increased over the prior year periods, the Company expects selected international markets to remain challenging.

Gross profit for the second quarter of 1999 decreased to 46.1 percent from 47.3 percent for the second quarter of 1998. For the six months ended July 3, 1999, gross profit decreased to 46.2 percent from 47.5 percent for the same period in 1998. The decreases were primarily due to competitive pricing pressures and declining margins related to the Company's used and refurbished systems business.

Selling, general and administrative expenses for the second quarter of 1999 were $32.6 million or 27.2 percent of net sales, compared with $32.5 million or 28.7 percent of net sales for the second quarter of 1998. For the six months ended July 3, 1999, selling, general and administrative expenses were $64.3 million or
26.9 percent of net sales compared with $64.5 million or 28.2 percent of net sales for the same period in 1998.

Product development spending for the second quarter of 1999 was $15.2 million or
12.7 percent of net sales, compared with $14.9 million or 13.2 percent of net sales for the second quarter of 1998. For the six months ended July 3, 1999, product development costs were $29.9 million or 12.5 percent of net sales, compared with $29.8 million or 13.0 percent of net sales for the same period in 1998.

Selling, general and administrative expenses and product development spending were relatively consistent with prior year amounts on both a quarter to quarter and six-month to six-month basis. Future operating expenses are expected to increase as the Company continues to invest in new product development and related sales support.

Interest expense for the three and six-month periods ended July 3, 1999, was $1.3 million and $2.5 million, respectively, compared with $0.7 million and $1.2 million for the three and six-month periods ended July 4, 1998. The increases were the result of greater weighted average borrowings during both the first and second quarters of 1999.

The provision for income taxes was $1.8 million for the second quarters of both 1999 and 1998. For the six months ended July 4, 1999, the provision for income taxes was $3.9 million, compared with a provision of $4.2 million for the same period in 1998. The effective tax rate for both the three and six-month periods ended July 3, 1999, was 27.5 percent compared with an effective rate of 30.0 percent for both the three and six-month periods ending July 4, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. Management has not yet determined what effect SFAS 133 will have on the Company's financial statements or results of operations.

Liquidity and Capital Resources

During the six months ended July 3, 1999, the Company's cash and cash equivalents balance increased $10.1 million. The Company's operating activities generated $11.6 million in cash. The primary sources of cash were net income and a decrease in accounts receivable, which provided $10.3 million and $11.3 million in cash, respectively. The decrease in accounts receivable was mainly the result of improved collection efforts. The primary use of cash was an increase in inventory due to an increase in finished goods inventory and the Company's continued support of its loaned systems programs.

The Company's investing and financing activities for the six months ended July 3, 1999, used $1.1 million in cash. The Company invested $10.9 million in equipment during the first six months of 1999, a substantial portion of which consisted of computer equipment, software, and other capitalized expenses associated with its new enterprise-wide, integrated business information system. Included in the financing activities for the first half of 1999 were net borrowings of $10.0 million and $4.3 million raised through employee participation in the Company's stock option and stock purchase plans. Also included in the financing activities for the first half of 1999 was $4.8 million used for share repurchases.

During 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. During the second quarter of 1999, the Company repurchased 69,900 shares at a total cost of $1.1 million. As of July 3, 1999, the Company had repurchased 3,847,300 shares toward the 1996 authorization at a cumulative cost of $67.3 million. During the first quarter of 1999, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. As of July 3, 1999, there were no repurchases against this authorization.

Working capital at July 3, 1999 increased $83.1 million over the year ended December 31, 1998. The increase was primarily the result of the Company refinancing its short-term debt with long-term debt. At July 3, 1999, the Company's working capital totaled $182.5 million.

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

The proceeds from the issuance of the senior notes were used to refinance existing debt and on April 9, 1999, the Company repaid in full the outstanding balance under its existing $100.0 million credit agreement. Also on April 9, 1999, the $100.0 million credit agreement was terminated and replaced with a new revolving unsecured credit agreement for $40.0 million, which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At July 3, 1999, there were no borrowings against this line of credit.

The Company also has an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At July 3, 1999, there were no borrowings against this uncommitted line of credit.

Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, the borrowing arrangements described above and cash generated from operations will be sufficient to meet the Company's projected operating and capital requirements for fiscal 1999.

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

Increased product option sales during the second half of 1999 depend, among other things, upon timely completion of a number of product capabilities currently under development and market acceptance of upgrades currently offered by the Company, including Native Tissue Harmonic Imaging for the 128XP system, and those under development for introduction this year. In addition, in general, the success of the Company's products in the market and the Company's financial results depend upon the Company continuing to develop and introduce products and software updates in a timely manner; upon the success of product cost reduction designs and initiatives; upon the actual and perceived levels of product performance and quality in a clinical environment compared to other imaging modalities and competitive products; upon continued market acceptance of the Company's products and upgrades and their respective pricing; and upon competitor responses, including the introduction of competitive products and upgrades, pricing, intellectual property allegations and product positioning counter-strategies.

International Operations and International Receivables:
The Company's business is subject to risks from potential negative impacts of weakness in certain markets in Asia, Latin America and Europe, and by adverse economic impacts from currency fluctuations in its worldwide operations. Political instability or other issues may impact the ability of the Company to collect receivables in foreign countries. The following table, in thousands, summarizes the Company's foreign accounts and leases receivable in excess of $3.0 million at July 3, 1999.

                                               July 3, 1999
                                               ------------

                    Italy                        $15,369
                    Brazil                        12,155
                    France                         5,786
                    Australia                      5,600
                    Germany                        4,471
                    Japan                          4,243
                    Sweden                         3,385
                    China                          3,044

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

The Company has also been communicating with suppliers and others it does business with to coordinate year 2000 readiness. The Company believes that its most reasonably likely worst case scenario relating to year 2000 readiness would be if a critical supplier of the Company became unable to supply parts to the Company based on the supplier's failure to be year 2000 ready, and that as a result the Company's production of systems would be seriously affected. The Company has contacted all of what it considers to be its key technology suppliers and approximately 100 of its largest general suppliers. To date, responses have been received from all but a few of those contacted and those responses are currently being individually assessed to determine the potential impact, if any, to the Company should one or more of the Company's suppliers not be year 2000 ready. The Company expects to complete these assessments during the third quarter of 1999, and, based on the results of these assessments, the Company will develop any necessary contingency plans. These plans may include the purchase of additional inventory as protection against a supplier being unable to supply a critical component as a result of the year 2000 issue.

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

Currently, the Company neither engages in foreign currency speculation nor holds or issues financial instruments for trading purposes. Because the Company only enters into forward currency exchange contracts as hedges, any change in currency rates would not result in a material gain or loss, as any gain or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, the Company believes that neither its exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. Refer to the Company's 1998 Form 10-K, filed with the Securities and Exchange Commission for further discussion of the Company's market risk due to fluctuations in foreign currency exchange rates.

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

Acuson, Sequoia and 128XP are registered trademarks and Aspen and Native are trademarks of Acuson Corporation.
________________________________________________________________________________


ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Derivative Financial Instruments" disclosure in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

The current status is the same as previously reported in Company's Form 10-K for the fiscal year ended December 31, 1998.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of the Company was held on June 8, 1999.

b)  The result of Stockholders' votes at the Annual Meeting were as follows:

    (i) All nominees for director of the Company were elected by the following vote:


                             Name                                        Votes For           Votes Against
                             ----                                       -----------         ---------------
                             Daniel R. Dugan                            21,466,990              198,204
                             Albert L. Greene                           21,468,086              197,108
                             Karl H. Johannsmeier                       21,461,620              203,574
                             Samuel H. Maslak                           21,444,234              220,960
                             William J. Mercer                          21,467,353              197,841


    (ii) Ratification and approval of the Company's 1999 Senior Executive Bonus Plan


                              Votes For                   Votes Against               Abstain
                             ----------                   -------------              ---------
                             20,922,321                      609,593                  133,280

    (iii) Ratification of appointment of Arthur Andersen LLP as independent public accountants of the Company.


                              Votes For                   Votes Against               Abstain
                             ----------                   -------------              ---------
                             21,602,001                      21,066                   42,127

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits
        --------
             The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

             10.1   Credit Agreement, dated April 9, 1999, between Acuson Corporation and ABN
                    AMRO BANK N.V., as agent for lenders
             10.2   Note Purchase Agreement, dated April 9, 1999, between Acuson Corporation and each of the purchasers listed in Schedule A to this Agreement
             10.3   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Cudd & Co.
             10.4   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and J. Romeo & Co.
             10.5   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Atwell & Co.
             10.6   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Hare & Co.
             10.7   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Northern Life Insurance Company
             10.8   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Reliastar Life Insurance Company
             10.9   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Sigler & Co.
            10.10   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and American United Life Insurance Company
            10.11   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and American United Life Insurance Company
            10.12   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Modern Woodmen of America
            10.13   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Nationwide Life Insurance Company
            10.14   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Nationwide Life and Annuity Insurance Company
            10.15   Series A Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Allied Life Insurance Company B
            10.16   Series B Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Provident Mutual Life Insurance Company
            10.17   Series B Senior Unsecured Note, dated April 9, 1999, between Acuson
                    Corporation and Provident Mutual Life & Annuity Company of America
             27.1   Financial Data Schedule

b)      Reports on Form 8-K
        -------------------

            The Company filed no reports on Form 8-K during the quarter ended July 3, 1999.

________________________________________________________________________________

------------------------------------------------------------------------------
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACUSON CORPORATION
                                     (Registrant)



August 16, 1999               By   /s/ Barry Zwarenstein
                                ------------------------------------------
                                   Barry Zwarenstein
                                   Vice President, Chief Financial Officer
                                   (Duly authorized Officer and Principal
                                   Financial Officer)