Form 10-Q
period 1999-10-02
ACUSON CORP
filed 1999-11-16
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 2, 1999 or
                                                ---------------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.0001 par value                    26,722,103 shares
   -------------------------------         ------------------------------------
             (Class)                          Outstanding at November 5, 1999

--------------------------------------------------------------------------------
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                             Page
                                                                            Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           October 2, 1999 and December 31, 1998                              1

         Condensed Consolidated Statements of Operations
           and Comprehensive Income for the Three
           Months Ended October 2, 1999 and October
           3, 1998 and for the Nine Months Ended October
           2, 1999 and October 3, 1998                                        2

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended October 2, 1999 and
           October 3, 1998                                                    3

         Notes to Condensed Consolidated
           Financial Statements                                               4

ITEM 2.  Management's Discussion and Analysis of Financial                    9
           Condition and Results of Operations

ITEM 3.  Quantitative & Qualitative Disclosures About Market Risk            14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   15

ITEM 6.  Exhibits and Reports on Form 8-K                                    15

Signature                                                                    16

--------------------------------------------------------------------------------
PART 1
ITEM 1
FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                    October 2,       December 31,
                                                                                       1999               1998
-----------------------------------------------------------------------------------------------------------------
                                     Assets
Current Assets
     Cash and cash equivalents                                                     $   16,147       $   11,914
     Accounts receivable, net of allowance for doubtful accounts of $3,544 in
         1999 and $3,561 in 1998                                                      136,131          153,672
     Inventories, net                                                                 109,022           82,794
     Deferred income taxes                                                             21,824           21,441
     Other current assets                                                              20,601           19,059
                                                                                   ----------       ----------

         Total current assets                                                         303,725          288,880

Property and Equipment, net of accumulated depreciation and amortization of            77,710           79,009
$162,310 in 1999 and $150,984 in 1998

Other Assets, net                                                                      23,668           27,183
                                                                                   ----------       ----------

         Total Assets                                                              $  405,103       $  395,072
                                                                                   ==========       ==========

                      Liabilities and Stockholders' Equity
Current Liabilities
     Short-term borrowings                                                         $       --       $   65,000
     Current portion of long-term debt                                                    800               --
     Accounts payable                                                                  23,687           26,629
     Other accrued liabilities                                                         85,032           97,855
                                                                                   ----------       ----------

         Total current liabilities                                                    109,519          189,484
                                                                                   ----------       ----------

Long-term debt                                                                         74,200               --
                                                                                   ----------       ----------
Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity
     Preferred stock, par value $0.0001:
              Authorized, 10,000 share; outstanding, none                                  --               --
     Common stock and additional paid-in capital, common stock par value
              $0.0001: authorized, 50,000 shares, outstanding, 27,007 shares
              and 26,746 shares in 1999 and 1998                                      131,854          125,015
     Deferred compensation                                                               (765)              --
     Accumulated other comprehensive loss                                              (1,839)          (1,099)
     Retained earnings                                                                 92,134           81,672
                                                                                   ----------       ----------

         Total stockholders' equity                                                   221,384          205,588
                                                                                   ----------       ----------

         Total Liabilities and Stockholders' Equity                                $  405,103       $  395,072
                                                                                   ==========       ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share amounts)

                                                             Three Months Ended               Nine Months Ended
                                                       ----------------------------      --------------------------
                                                        October 2,      October 3,        October 2,     October 3,
                                                           1999            1998              1999          1998
-------------------------------------------------------------------------------------------------------------------
Net sales
  Product                                               $ 77,528         $ 80,186         $271,227      $264,726
  Service                                                 24,467           22,671           69,655        67,202
                                                        --------         --------         --------      --------
     Total net sales                                     101,995          102,857          340,882       331,928
                                                        --------         --------         --------      --------

Cost of sales
  Product                                                 42,377           43,098          148,244       139,673
  Service                                                 11,612           11,578           34,382        35,220
                                                        --------         --------         --------      --------
     Total cost of sales                                  53,989           54,676          182,626       174,893
                                                        --------         --------         --------      --------

     Gross profit                                         48,006           48,181          158,256       157,035
                                                        --------         --------         --------      --------

Operating expenses
  Selling, general and administrative                     28,914           28,393           93,254        92,920
  Product development                                     13,250           13,609           43,133        43,432
                                                        --------         --------         --------      --------
     Total operating expenses                             42,164           42,002          136,387       136,352
                                                        --------         --------         --------      --------

     Income from operations                                5,842            6,179           21,869        20,683

Interest expense, net                                        992              537            2,852           918
                                                        --------         --------         --------      --------

     Income before income taxes                            4,850            5,642           19,017        19,765

Provision for income taxes                                 1,334            1,467            5,230         5,704
                                                        --------         --------         --------      --------

     Net income                                         $  3,516         $  4,175         $ 13,787      $ 14,061
                                                        ========         ========         ========      ========

Earnings per share
  Basic                                                 $   0.13         $   0.15         $   0.51      $   0.50
                                                        ========         ========         ========      ========
  Diluted                                               $   0.13         $   0.15         $   0.50      $   0.49
                                                        ========         ========         ========      ========

Weighted average common and common equivalent
   shares outstanding
  Basic                                                   26,879           27,732           26,805        28,014
                                                        ========         ========         ========      ========
  Diluted                                                 27,503           28,333           27,329        28,804
                                                        ========         ========         ========      ========
----------------------------------------------------------------------------------------------------------------

Net Income                                              $  3,516         $  4,175         $ 13,787      $ 14,061

Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments                   167              912             (740)          814
                                                        --------         --------         --------      --------

     Comprehensive income                               $  3,683         $  5,087         $ 13,047      $ 14,875
                                                        ========         ========         ========      ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                               Nine Months Ended
                                                                         -------------------------------
                                                                         October 2,           October 3,
                                                                           1999                 1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                             $ 13,787             $ 14,061
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                        17,334               16,948
      Amortization of deferred compensation                                   135                   --
      Tax benefit of employee stock transactions                              237                  627
      Changes in:
        Accounts receivable, net                                           16,612              (16,971)
        Leases receivable                                                  (1,061)              (3,659)
        Inventories, net                                                  (26,135)             (11,605)
        Deferred income taxes                                               2,750                 (761)
        Other current assets                                               (1,407)               2,860
        Accounts payable                                                   (2,758)               4,176
        Other accrued liabilities                                         (11,391)              (4,647)
                                                                        ---------            ---------

          Net cash provided by operating activities                         8,103                1,029
                                                                        ---------            ---------

Cash flows from investing activities
  Investment in property and equipment                                    (16,467)             (24,025)
  Sale of fixed assets                                                        102                  340
  Other                                                                       320                 (307)
                                                                        ---------            ---------

          Net cash used in investing activities                           (16,045)             (23,992)
                                                                        ---------            ---------
Cash flows from financing activities
  Repayment of short-term borrowings                                     (106,400)             (11,000)
  Proceeds from short-term borrowings                                      41,400               44,000
  Issuance of long-term debt                                               75,000                   --
  Repurchase of common stock                                               (4,846)             (30,085)
  Issuance of common stock under stock option and
    Stock purchase plans                                                    7,222               10,259
                                                                        ---------            ---------

          Net cash provided by financing activities                        12,376               13,174
                                                                        ---------            ---------
Effect of exchange rate changes on cash                                      (201)                 191
                                                                        ---------            ---------
  Net increase (decrease) in cash                                           4,233               (9,598)

Cash, beginning of period                                                  11,914               22,735
                                                                        ---------            ---------

Cash, end of period                                                     $  16,147            $  13,137
                                                                        =========            =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated statements.

--------------------------------------------------------------------------------
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


Note 1 - Interim Statements

In the opinion of management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to summarize fairly Acuson Corporation's (the "Company's") condensed consolidated financial position as of October 2, 1999, and its condensed consolidated results of operations and cash flows for the nine month periods ended October 2, 1999 and October 3, 1998. The results of operations for the three and nine month periods ended October 2,1999, are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999. Certain information reported in the prior year has been reclassified to conform to the 1999 presentation.

The Company's principal accounting policies are set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission.


Note 2 - Comprehensive Income (Loss)

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

The following is a summary of the accumulated other comprehensive income (loss) balance for the nine months ended October 2, 1999 (in thousands):

                                                              Accumulated other comprehensive income (loss)
                                                          ---------------------------------------------------
      Beginning balance, January 1, 1999                                        $(1,099)
      Current-period change
        Foreign currency items                                                     (740)
                                                                                -------
      Ending balance, October 2, 1999                                           $(1,839)
                                                                                =======


The following is a summary of the related tax effect allocated to each component of other comprehensive income (loss) (in thousands):

                                                                             Tax
                                                        Before-Tax        (Expense)        Net-of-Tax
                                                          Amount          or Benefit         Amount
                                                          ------          ----------         ------
     Three months ended October 2, 1999
      Foreign currency translation adjustments             $   230             $ (63)           $ 167
                                                           =======             =====            =====

     Nine months ended October 2, 1999
      Foreign currency translation adjustments             $(1,021)            $ 281            $(740)
                                                           =======             =====            =====


     Three months ended October 3, 1998
      Foreign currency translation adjustments             $ 1,232             $(320)           $ 912
                                                           =======             =====            =====

     Nine months ended October 3, 1998
      Foreign currency translation adjustments             $ 1,145             $(331)           $ 814
                                                           =======             =====            =====

Note 3 - Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended October 2, 1999 and October 3, 1998:

                                                                              Dilutive Effect
                                                                                of Options
                                                                Basic           Outstanding               Diluted
                                                        ---------------------------------------------------------
                                                                 (in thousands, except per share amounts)
     Three months ended October 2, 1999
       Net income (numerator)                                 $ 3,516                                      $ 3,516
       Weighted average number of
        Shares outstanding (denominator)                       26,879                     624               27,503
       Earnings per share                                     $  0.13                                      $  0.13
                                                              =======                                      =======

     Nine months ended October 2, 1999
       Net income (numerator)                                 $13,787                                      $13,787
       Weighted average number of
        Shares outstanding (denominator)                       26,805                     524               27,329
       Earnings per share                                     $  0.51                                      $  0.50
                                                              =======                                      =======

     Three months ended October 3, 1998
       Net income (numerator)                                 $ 4,175                                      $ 4,175
       Weighted average number of
        Shares outstanding (denominator)                       27,732                     601               28,333
       Earnings per share                                     $  0.15                                      $  0.15
                                                              =======                                      =======

     Nine months ended October 3, 1998
       Net income (numerator)                                 $14,061                                      $14,061
       Weighted average number of
        Shares outstanding (denominator)                       28,014                     790               28,804
       Earnings per share                                     $  0.50                                      $  0.49
                                                              =======                                      =======

For the three and nine month periods ended October 2, 1999 approximately 1,722,000 and 1,745,000 weighted average options to purchase shares of common stock, respectively, were antidilutive and were therefore not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Approximately 2,119,000 and 1,032,000 antidilutive weighted average options were outstanding during the three and nine-month periods ended October 3, 1998, respectively.

Note 4 - Inventories

     The components of inventories were as follows (in thousands):

                                                  October 2,        December 31,
                                                     1999               1998
                                               -----------------------------------
          Raw materials                                 $ 28,610           $25,052
          Work-in-process                                 26,175            21,656
          Finished goods                                  54,237            36,086
                                                        --------           -------
               Total inventories, net                   $109,022           $82,794
                                                        ========           =======


Note 5 - Short-Term Borrowings

The Company has a revolving unsecured credit agreement for $40.0 million, which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At October 2, 1999, there were no borrowings against this line of credit.

The Company also has an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At October 2, 1999, there were no borrowings against this uncommitted line of credit.

Note 6 - Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                  October 2,        December 31,
                                                    1999               1998
                                               -----------------------------------
          Senior notes due 2004                   $ 4,000              $        --
          Senior notes due 2006                    71,000                       --
                                                  -------              -----------
            Total                                  75,000                       --
          Current maturities                         (800)                      --
                                                  -------              -----------
          Long-term debt                          $74,200              $        --
                                                  =======              ===========

On April 9, 1999, the Company issued an initial series of unsecured senior notes for $75.0 million. Of this total, senior notes in the amount of $71.0 million were issued with an effective coupon rate of 6.59 percent and a final maturity of seven years with an average life of five years. The remaining senior notes, totaling $4.0 million, were issued with an effective coupon rate of 6.39 percent and a final maturity of five years with an average life of three years. Subsequent series of senior notes totaling $5.0 million may be issued at the discretion of the Company.

Maturities of the Company's long-term debt at October 2, 1999 are as follows (in thousands):

          Year                            Amount
          ----                            ------
          2000                            $   800
          2001                                800
          2002                             15,000
          2003                             15,000
          2004                             15,000
          Thereafter                       28,400
                                          -------
            Total                         $75,000
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

Note 8 - Deferred Compensation

In connection with the grant of certain stock options to an executive officer during the first quarter of 1999, the Company has recorded deferred compensation of $900,000, representing the difference between the fair market value of the common stock and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and will be amortized ratably over the five year vesting period of the applicable options. Approximately $135,000 was expensed during the three months ended October 2, 1999. No compensation expense related to any other periods presented has been recorded.

Note 9 - Industry Segment and Geographic Information

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

The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measure is controllable contribution. Controllable contribution is gross margin less selling expenses. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those set forth in the financial statements for the year ended December 31, 1998, and notes thereto, contained in the Company's Annual Report filed with the Securities and Exchange Commission. Except for inventories, the Company does not allocate assets by segment for management reporting purposes.

                                                            Revenue from external customers (in thousands)
                                                  Three Months       Three Months        Nine Months       Nine Months
                                                      Ended              Ended              Ended             Ended
                                                    October 2,         October 3,         October 2,         October 3,
                                                      1999               1998                1999              1998
----------------------------------------------------------------------------------------------------------------------

Product                                              $ 77,528           $ 80,186           $271,227           $264,726
Service                                                24,467             22,671             69,655             67,202
                                                     --------           --------           --------           --------
  Total revenue                                      $101,995           $102,857           $340,882           $331,928
                                                     ========           ========           ========           ========

                                                                 Income before income taxes (in thousands)
                                                  Three Months        Three Months         Nine Months        Nine Months
                                                      Ended               Ended               Ended              Ended
                                                    October 2,          October 3,          October 2,          October 3,
                                                       1999                1998                1999               1998
-------------------------------------------------------------------------------------------------------------------------

Product                                              $ 11,763            $ 17,044            $ 47,851            $ 53,878
Service                                                12,179               8,093              33,424              28,840
                                                     --------            --------            --------            --------
  Controllable contribution                            23,942              25,137              81,275              82,718

Unallocated expense                                   (18,100)            (18,958)            (59,406)            (62,035)
Interest expense                                       (1,293)               (838)             (3,785)             (2,062)
Interest income                                           301                 301                 933               1,144
                                                     --------            --------            --------            --------
  Income before income taxes                         $  4,850            $  5,642            $ 19,017            $ 19,765
                                                     ========            ========            ========            ========


                                                     Segment Assets - Inventories, net (in thousands)
                                                         October 2, 1999          December 31, 1998
-----------------------------------------------------------------------------------------------------

Product                                                              $ 93,266                  $69,381
Service                                                                15,756                   13,413
                                                                     --------                  -------
  Total inventories, net                                              109,022                   82,794
                                                                     ========                  =======

Geographic area information is as follows:

                                                          Revenue from external customers (in thousands)
                                                  Three Months       Three Months        Nine Months        Nine Months
                                                      Ended              Ended              Ended              Ended
                                                    October 2,         October 3,         October 2,         October 3,
                                                      1999               1998                1999               1998
----------------------------------------------------------------------------------------------------------------------

United States                                        $ 71,460           $ 72,930           $237,958           $233,985
Europe                                                 20,378             21,264             67,705             70,717
Other foreign                                          10,157              8,663             35,219             27,226
                                                     --------           --------           --------           --------
  Total revenue                                      $101,995           $102,857           $340,882           $331,928
                                                     ========           ========           ========           ========

                                                                  Total assets (in thousands)
                                                            October 2, 1999         December 31, 1998
-------------------------------------------------------------------------------------------------------

United States                                                         $390,506                 $370,115
Europe                                                                  72,408                   72,454
Other foreign                                                           16,889                   18,677
Eliminations                                                           (74,700)                 (66,174)
                                                                      --------                 --------
  Total assets                                                        $405,103                 $395,072
                                                                      ========                 ========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the three and nine month periods ended October 2, 1999, and October 3, 1998, as well as for the year ended December 31, 1998, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 1999 and 1998, no single customer or group under common control represented 10 percent or more of the Company's sales.

Note 10 - Proposed Acquisition

During the third quarter of 1999, the Company entered into an agreement and plan of merger and reorganization to acquire Ecton, Inc. ("Ecton"), an independent, privately held company. Ecton is in the process of developing a portable, highly miniaturized, all-digital phased array echocardiography platform. The agreement provides for the Company to acquire 100% of the outstanding securities of Ecton in exchange for approximately 1.4 million shares of the Company common stock having a value as of the date of the agreement equal to $23.0 million. In addition, under the terms of the agreement, up to $17.0 million may be payable to Ecton stockholders in either shares of the Company common stock and/or cash depending on the gross profits attributable to the sale or license of Ecton's products achieved by Ecton through 2003. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. The Company expects to complete the acquisition in the fourth quarter of 1999 subject to approval by Ecton's stockholders and other customary closing conditions. There can be no assurance, however, that the Company will consummate the proposed acquisition in the fourth quarter of 1999, or at all.

--------------------------------------------------------------------------------

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended October 2, 1999 were $102.0 million, compared with $102.9 million for the quarter ended October 3, 1998. For the first nine months of 1999, net sales were $340.9 million, compared with $331.9 million for the same period in 1998.

For the quarter ended October 2, 1999, worldwide product revenue decreased 3.3 percent from the quarter ended October 3, 1998 to $77.5 million. For the nine months ended October 2, 1999, worldwide product revenue increased 2.5 percent from the nine months ended October 2, 1998 to $271.2 million. The decrease in worldwide product revenue for the quarter ended October 2, 1999 was the result of lower revenue from cardiology system sales and lower revenue from system sales in Europe mainly due to increased price competition and fewer sales of ultrasound systems in Russia. These factors were partially offset by increases in revenue from general imaging system sales, option sales and service. The increase in product revenue for the current nine month period was primarily due to greater sales of ultrasound systems.

Worldwide service revenue increased 7.9 percent to $24.5 million and 3.7 percent to $69.7 million for the three and nine-month periods ended October 2, 1999, respectively. The increase in service revenue reflects a platform shift from the Company's 128XP ultrasound systems to its Sequoia and Aspen ultrasound systems.

Domestic revenue decreased 2.0 percent to $71.5 million for the third quarter of 1999, but increased 1.7 percent to $238.0 million for the nine months ended October 2, 1999. The decrease in the current quarter domestic revenue was the result of lower revenue from cardiology system sales mainly due to increased price competition which was partially offset by increases in revenue from general imaging system sales, option sales and service. The increase in domestic revenue for the current nine month period was primarily due to greater sales of ultrasound systems and service.

For the three and nine month periods ended October 2, 1999, international revenues increased 2.0 percent and 5.1 percent to $30.5 million and $102.9 million, respectively. The increases in international revenue were primarily in

Canada and Asia and were offset by decreases in Europe. Although international revenues increased over the prior year periods, the Company expects selected international markets to remain challenging.

Gross profit for the third quarter of 1999 increased to 47.1 percent from 46.8 percent for the third quarter of 1998. For the nine months ended October 2, 1999, gross profit decreased to 46.4 percent from 47.3 percent for the same period in 1998. The gross profit increase in the current quarter was the result of improved efficiencies in service offset by a reduction in product gross profit primarily due to competitive pricing pressures on new system sales and to increased sales of the Company's used and refurbished systems which have lower margins. Similarly, for the nine months ended, October 2, 1999, decreasing product margins resulting from price competition were only partially offset by cost reduction programs and increased service margins.

Selling, general and administrative expenses for the quarter ended October 2, 1999, were $28.9 million or 28.3 percent of net sales, compared with $28.4 million or 27.6 percent of net sales for the quarter ended October 3, 1998. For the nine months ended October 2, 1999, selling, general and administrative expenses were $93.3 million or 27.4 percent of net sales, compared with $92.9 million or 28.0 percent of net sales for the same period in 1998.

Product development spending for the third quarter of 1999 was $13.3 million or
13.0 percent of net sales, compared with $13.6 million or 13.2 percent of net sales for the third quarter of 1998. For the nine months ended October 2, 1999, product development costs were $43.1 million or 12.7 percent of net sales, compared with $43.4 million or 13.1 percent of net sales for the same period in 1998.

Selling, general and administrative expenses and product development spending were relatively consistent with prior year amounts on both a quarter to quarter and nine month to nine month basis. Future operating expenses are expected to increase as the Company continues to invest in new product development and related sales support. For a discussion of the impact of the acquisition of Ecton on future expenses, see "Proposed Acquisition" below.

Net interest expense for the three months ended October 2, 1999 was $1.0 million compared with net interest expense of $0.5 million for the three months ended October 3, 1998. For the nine months ended October 2, 1999, net interest expense was $2.9 million compared with net interest expense of $0.9 million for the same period in 1998. The increases were the result of greater borrowings during 1999.

The effective tax rate for the third quarter of 1999 was 27.5 percent resulting in a provision of $1.3 million, compared with an effective rate of 26.0 percent and a provision of $1.5 million for the third quarter of 1998. The rate increase was primarily due to a change in the Company's domestic and international sales mix and the expiration of the Company's research and development credit, effective July 1, 1999. For the nine months ended October 2, 1999, the effective tax rate was 27.5 percent resulting in a provision of $5.2 million. For the nine months ended October 3, 1998, the effective tax rate and provision were 28.9 percent and $5.7 million, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management has not yet determined what effect SFAS 133 will have on the Company's financial statements or results of operations.

Liquidity and Capital Resources

During the nine months ended October 2, 1999, the Company's cash and cash equivalents balance increased $4.2 million. The Company's operating activities generated $8.1 million in cash. The primary sources of cash were net income and a decrease in accounts receivable, which provided $13.8 million and $16.6 million in cash, respectively. The decrease in accounts receivable was the result of improved collection efforts. The primary use of cash was an increase in inventory due to an increase in finished goods inventory and the Company's continued support of its loaned systems programs.

The Company's investing and financing activities for the nine months ended October 2, 1999, used $3.7 million in cash. The Company invested $16.5 million in equipment during the first nine months of 1999, a substantial portion of which consisted of computer equipment, software and other capitalized expenses associated with its new enterprise-wide, integrated business information system. Included in the financing activities for the first nine months of 1999 were net repayments of $65.0 million, issuance of long term debt of $75.0 million and $7.2 million raised through employee participation in the Company's stock option and stock purchase plans. Also included in the financing activities for the first nine months of 1999 was $4.8 million used for common stock repurchases.

On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. As of October 2, 1999, the Company had repurchased 3,847,300 shares toward the 1996 authorization at a cumulative cost of $67.3 million. However, the Company did not make any repurchases against this authorization in the third quarter of 1999. During the first quarter of 1999, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. As of October 2, 1999 there were no repurchases against this authorization.

Working capital at October 2, 1999 increased $94.8 million from the year ended December 31, 1998. The increase was primarily the result of the Company refinancing its short-term debt with long-term debt. At October 2, 1999, the Company's working capital totaled $194.2 million.

On April 9, 1999, the Company issued an initial series of unsecured senior notes for $75.0 million. Of this total, senior notes in the amount of $71.0 million were issued with an effective coupon rate of 6.59 percent and a final maturity of seven years with an average life of five years. The remaining senior notes, totaling $4.0 million, were issued with an effective coupon rate of 6.39 percent and a final maturity of five years with an average life of three years. Subsequent series of senior notes totaling $5.0 million may be issued at the discretion of the Company.

The Company has a revolving unsecured credit agreement for $40.0 million, which is in effect through March 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At October 2, 1999, there were no borrowings against this line of credit.

The Company also has an uncommitted line of credit agreement for up to 90 day advances not to exceed an aggregate total of $10.0 million. At October 2, 1999 there were no borrowings against this uncommitted line of credit.

Based on its current operating plan, the Company believes that the liquidity provided by its existing cash, cash generated from operations and the borrowing arrangement described above will be sufficient to meet the Company's projected operating and capital requirements for fiscal 1999.

Proposed Acquisition

During the third quarter of 1999, the Company entered into an agreement and plan of merger and reorganization to acquire Ecton, an independent, privately held company. Ecton is in the process of developing a portable, highly miniaturized, all-digital phased array echocardiography platform. The agreement provides for the Company to acquire 100% of the outstanding securities of Ecton in exchange for approximately 1.4 million shares of the Company common stock having a value as of the date of the agreement equal to $23.0 million. In addition, under the terms of the agreement, up to $17.0 million may be payable to Ecton stockholders in either shares of the Company common stock and/or cash depending on the gross profits attributable to the sale or license of Ecton's products achieved by Ecton through 2003. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

In connection with the proposed acquisition of Ecton, the Company estimates an in-process research and development charge of approximately $13 million to $16 million in the fourth quarter of 1999. In addition, the Company expects to incur expenses for completion of Ecton's product development and product launch and operating expenses as well as good will amortization amounting to several million dollars in the fourth quarter of 1999. The Company also expects to incur additional material expense for amortization charges and operating expenses relating to the Ecton acquisition in the year 2000 and beyond, for which the amounts are being determined at this time.

The Company expects to complete the acquisition in the fourth quarter of 1999 subject to approval by Ecton's stockholders and other customary closing conditions. The projected closing of the Ecton transaction and the estimates with respect to in-process research and development and expenses to be incurred in the fourth quarter of 1999 are forward looking statements and are subject to the risks set forth in "Investment Risks and Other Factors That May Affect Future Results" below. In addition, there can be no assurance that the Company will consummate the proposed acquisition in the fourth quarter of 1999, or at all.

Investment Risks and Other Factors That May Affect Future Results

The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report contains forward-looking statements regarding the Company and its products, including the projected completion and costs of the Ecton acquisition and market acceptance and commencement of shipments of the Ecton product. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. The Company's actual results could differ materially from those discussed in this document. In evaluating the forward-looking statements contained in this document, prospective investors and stockholders should carefully consider the following factors: the in-process research and development charge and the projected fourth quarter 1999 expenses estimated with respect to the Ecton acquisition are only estimates and the actual amounts may be greater or lesser than projected; shipments and demand for the Ecton product might not occur as anticipated; the costs and timing of the development of technologies and the integration of the operations and products of Ecton and the Company might also not occur as anticipated. Other risks and uncertainties include the timely and successful completion of the Company's product capabilities and updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive products; market acceptance of the products and their pricing and competitor responses including the introduction of competitive products, pricing, intellectual property allegations and product positioning counter-strategies. The Company's business is also subject to risks from potential negative impacts of weakness in certain markets in Asia, Latin America and Europe and by adverse economic impacts from currency fluctuations in its worldwide operations. Finally, there are the normal risks and uncertainties associated with the Company and Ecton's respective business operations. For a description of the investment considerations and risks surrounding the Company's overall business and financial prospects, refer to the Company's Form 10-K for the year ended December 31, 1998 as well as the factors set forth below.

International Operations and International Receivables:
The Company's business is subject to risks from potential negative political or geographic events in certain markets in Asia, Latin America and Europe and by adverse economic effect from currency fluctuations in its worldwide operations. Political instability or other issues may negatively affect the ability of the Company to collect receivables in foreign countries. The following table, in thousands, summarizes the Company's foreign accounts and leases receivable in excess of $3.0 million at October 2, 1999.

                                                             October 2, 1999
                                                         ------------------------
                         Italy                                      $15,092
                         Brazil                                      11,739
                         France                                       7,583
                         Germany                                      3,436
                         Spain                                        3,300
                         Japan                                        3,240

Quarterly Results May Fluctuate:
The Company's results have varied on a quarterly basis during the Company's operating history. The Company's operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly operating results include the following: the introduction of new services and products by the Company or the Company's competitors; consummating an acquisition including the Ecton acquisition; costs of integrating acquired operations including Ecton; the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; and general economic conditions and economic conditions specific to the ultrasound technology and imaging industries. The Company's operating history and the dynamic nature of the markets in which the Company competes make it difficult for the Company to forecast its revenues or earnings accurately. The Company believes that period-to-period comparisons of the Company's operating results may not be meaningful and should not be relied upon as an indication of future performance. The Company's operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of the Company's common stock would almost certainly decline.

Company's Computing Environment:
During 1997, the Company initiated a two-phase project to replace its outdated computing environment with an enterprise-wide, integrated business information system to control many of its operating systems including order administration, service, financial and manufacturing processes. The first phase of this project has been substantially completed and the second phase is currently scheduled to be substantially completed during the latter half of 2000. The Company has retained an experienced consulting organization to assist in the conversion, however, the Company's future shipments and results could be adversely impacted if, during and following the conversion, there are significant problems with the system.

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

The first phase, completed in May 1998, included a comprehensive inventory of the Company's systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems include systems or hardware containing embedded technology such as microcontrollers. The second phase was completed in March 1999, and focused on confirming the year 2000 readiness of those systems identified in phase one. The third and final phase, which is expected to be completed by the end of November 1999, will involve taking any needed corrective action to make all remaining critical systems and components year 2000 ready and to develop a contingency plan in the event any non-compliant critical systems are not remedied by January 1, 2000.

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

The Company has also been communicating with suppliers and others it does business with to coordinate year 2000 readiness. The Company believes that its most reasonably likely worst case scenario relating to year 2000 readiness would be if a critical supplier of the Company became unable to supply parts to the Company based on the supplier's failure to be year 2000 ready, and that as a result the Company's production of systems would be seriously affected. The Company has contacted all of what it considers to be its key technology suppliers and approximately 100 of its largest general suppliers. To date, all responses have been received. The responses have been individually assessed during the third quarter of 1999 to determine the potential impact to the Company should one or more of the Company's suppliers not be year 2000 ready. All supplier responses stated that their systems and software are or will be year 2000 ready by the end of fourth quarter 1999. The Company identified and assessed a subset of responses that are considered high risk. The Company purchased additional inventory as safety stock in case these suppliers are unable to supply material as a result of the year 2000 issue. The amount of the additional inventory purchased was immaterial.

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

For a description of the general investment considerations and risks surrounding the Company's overall business and financial prospects, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

Acuson, Sequoia and 128XP are registered trademarks and Aspen is a trademark of Acuson Corporation.

--------------------------------------------------------------------------------

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

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   --------
      The following exhibits are filed as part of this Form 10-Q:

      * 10.1 Notice of Grant of Stock Options and Grant Agreement (A) by and between Daniel Dugan and the Company, effective February 19, 1999.
      * 10.2 Notice of Grant of Stock Options and Grant Agreement (B) by and between Daniel Dugan and the Company, effective February 19, 1999.
        10.3 Agreement and Plan Of Merger And Reorganization by and among the Company, Echo Acquisition Corp. and Ecton, Inc. dated as of September 15, 1999.
        27.1  Financial Data Schedule

      * = Management or compensatory plan or arrangement.

b) Reports on Form 8-K
   -------------------

      The Company filed no reports on Form 8-K during the quarter ended October 2, 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACUSON CORPORATION
                                       (Registrant)

November 15, 1999                By  /s/ Barry Zwarenstein
                                     -------------------------------------------
                                        Barry Zwarenstein
                                        Vice President, Chief Financial Officer
                                        (Duly authorized Officer and Principal
                                        Financial Officer)