Form 10-K
period 1999-12-31
ACUSON CORP
filed 2000-03-20
CIK 717014

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     ____________________________________
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999 or
                               -----------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________.

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

                             1220 Charleston Road
                 P. O. Box 7393, Mountain View, CA 94039-7393
                   (Address of principal executive offices)

     Registrant's telephone number, including area code, is (650) 969-9112
                                                            --------------
         __________________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class                    Name of Each Exchange on Which Registered Registered
           -------------------------------              ----------------------------------------------------
           Common Stock, $0.0001 par value                              New York Stock Exchange
                                                                      ---------------------------
           Preferred Stock Purchase Rights                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                     ____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
                                         -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 1, 2000 (based upon the NYSE closing price on such date) was approximately $362,375,685.

As of March 1, 2000, there were 27,609,576 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference

Parts of the Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 1, 2000 (other than the Compensation Committee Report and Performance Graph contained therein) (Part III) are incorporated by reference in Parts II and III of this Form 10-K Report.

--------------------------------------------------------------------------------

PART I
ITEM 1
BUSINESS

General Business

This Form 10-K and Annual Report to Stockholders contain forward-looking statements about future events, products and future financial performance that are based on the beliefs of and estimates made by and information currently available to, our management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties and actual results could differ materially from those described here. The sections entitled "Investment Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Competition," and "Government Regulation" contain a discussion of some of the factors that could contribute to those differences. Additionally, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate.

Overview

We are a manufacturer, worldwide marketer and service provider of high-performance systems that generate, display, archive and retrieve medical diagnostic ultrasound images. Hospitals, clinics and healthcare delivery systems throughout the world use our products for a broad range of clinical applications including radiology, cardiology, obstetrical/gynecological and peripheral vascular.

Currently, we design, manufacture, market, sell and service the Sequoia(R), Aspen(TM), and 128XP(R) ultrasound platforms, as well as the KinetDx(TM) PACS (Picture Archive Communications Systems) solution.

Our ultrasound platforms - the Sequoia ultrasound platform, the Aspen ultrasound platform and the 128XP ultrasound platform - are designed to bring cost-effective solutions to clinical applications such as radiology, cardiology, obstetrical/gynecological and peripheral vascular. We believe that this family of ultrasound systems provides significant benefits when compared with other ultrasound technologies, including superior image quality, versatility, reliability, ease-of-use and upgradeability. Recent upgrades to these systems have further improved their clinical utility. For example, in 1998 we introduced Native(TM) Tissue Harmonic Imaging. This technological advance is now available on all three of our ultrasound platforms and greatly improves image optimization, penetration and detail and contrast resolution. It is especially effective with hard-to-image patients, including the obese and elderly and those people undergoing chemotherapy or radiation treatment. Our two mainstream products, the Sequoia and Aspen ultrasound platforms, were strengthened during the second half of 1999 by the introduction of the Imagegate(TM) product upgrades and the new Perspective(TM) advanced display option which includes several significant advances, including 3D and contrast agent imaging. The introduction of the Imagegate and the Perspective advanced display options significantly upgrade the quality, consistency and ease of capturing images for the Sequoia and Aspen platforms.

     A brief description of our current product line is as follows:

     Ultrasound Systems:

     . 128XP Ultrasound System: In 1983, we revolutionized the ultrasound industry with the introduction of the Acuson 128 system, integrating ultrasound with computer technology for the first time. Upgraded to the 128XP system in the early 1990s, there are more than 14,000 of these platforms installed around the world today. The list price of a 128XP system starts at $85,000.

     . Sequoia Ultrasound System: In 1996, we introduced our next major technological advance in ultrasound with the Sequoia system, bringing Coherent Image Formation (a unique and patented technology that results in a substantial increase in image information from traditional ultrasound technology) and the first dedicated Digital Lab Architecture, providing digital acquisition, storage, display, and transfer of images, to ultrasound. The Sequoia system is our highest priced ultrasound system. The list price of a Sequoia system with an average complement of transducers and other options starts at $250,000.

     . Aspen Ultrasound System: Also introduced in 1996, the Aspen system represents a convergence of popular 128XP features and some advances developed for the Sequoia system, including a Digital Lab

        Architecture. The Aspen platform is sold at a lower price than the Sequoia platform, but at a higher price than the 128XP platform. The list price of an Aspen system with an average complement of transducers and other options starts at $150,000.

     New products and products under development:

     . KinetDx PACS Solution: The KinetDx PACS solution is the first hospital-wide, integrated ultrasound PACS that can connect to all ultrasound systems including those manufactured by other companies. It provides a review, report and archive system, which we believe will increase productivity, manage costs and improve patient care. With full integration to a hospital's HIS/RIS/CIS systems, the KinetDx solution provides dynamic digital review capabilities allowing clinicians to make diagnoses based on dynamic images - whether during or after the exam. The KinetDx solution began shipping to radiology customers in December 1999. We anticipate that shipment to cardiology customers will begin in the first half of 2000. KinetDx system prices depend upon the system configuration, including the number of workstations and the size of the network involved, and can range from $120,000 for a simple system to over $1,000,000 for more comprehensive systems.

     . AcuNav(TM) Diagnostic Ultrasound Catheter: In 1998, we announced we were developing a new intracardiac ultrasound catheter called the AcuNav(TM) Diagnostic Ultrasound Catheter. The AcuNav catheter contains a fully functional ultrasound transducer miniaturized to fit into the tip of a catheter just over 3 millimeters in diameter. The catheter is typically inserted through the femoral vein directly into the heart, and is intended to increase image clarity and allow physicians to clearly visualize chambers, valves and devices within the heart. We have obtained 510(k) clearance from the United States Food and Drug Administration for this product, and we expect to begin shipping the AcuNav catheter in the first half of 2000.

     . Cypress(TM) Echocardiography System: This system was being developed by Ecton, Inc., which we acquired in December 1999. We are continuing the development effort to build the Cypress system as a comprehensive cardiovascular ultrasound system that we believe will be simple to use and highly portable. We anticipate the system will weigh less than 20 pounds and will include several superior performance elements and functionality presently found in higher priced ultrasound systems. We anticipate we will be able to sell it for between $40,000 and $60,000. Like our Sequoia and Aspen ultrasound platforms, the Cypress system is being designed with the DICOM communications standard (the medical industry standard for digital imaging and communication) embedded in the system as well as a Digital Lab Architecture.

        See "Product Development" below for a description of the status of the development of these products.

We sell our products primarily to hospitals, clinics, private and governmental institutions, healthcare agencies, and doctors' offices. We and our subsidiaries employ our own full-time sales, service and applications staff in North America, certain European countries, Australia and Japan. We sell through independent distributors in other European countries, Asia, Latin America and the Middle East.

We attempt to protect our intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks, and patents. We also rely substantially on our unpatented proprietary know-how. See "Investment Risks - Patents and Proprietary Technology" for a detailed discussion as well as risk factors regarding our technology.

We were incorporated as a California corporation in 1981 and changed our state of incorporation to Delaware in 1986. Our principal executive offices are located at 1220 Charleston Road, Mountain View, California 94043. Our telephone number is (650) 969-9112 and our Web site is located at www.acuson.com.

Acquisition of Ecton, Inc.

On December 23, 1999, we acquired Ecton, Inc., a Pennsylvania corporation. The aggregate consideration exchanged in connection with the acquisition of Ecton by Acuson was 1,413,954 shares of our common stock and $4.0 million in cash. In addition, the merger agreement provides that up to $17.0 million, in either shares of our common stock and/or cash, may be payable to Ecton shareholders depending on the gross profits attributable to the sale or license of Ecton's products through each of the four twelve month periods beginning on July 1, 2000 and ending on June 30, 2004. The merger is intended to be a tax-free reorganization under the Internal Revenue Code and has been accounted for as a purchase. See Management's Discussion and Analysis of Financial Condition and

Results of Operations and Note 5 to the Consolidated Financial Statements for more information concerning the acquisition of Ecton.

Service

We employ a staff of full-time service engineers who service Acuson systems in North America and in the countries where we have international subsidiaries. Service to customers in other international areas is provided through independent distributors.

We warrant our products for 12 months and thereafter provide service through service contracts and other time and material arrangements. All domestic ultrasound systems under Acuson warranty or full-service contracts are guaranteed to have 99.0 percent uptime, and such systems have averaged more than
99.9 percent cumulative uptime since 1983.

Systems under warranty or service contract receive periodic maintenance by Acuson service engineers, who also install new system capabilities or software upgrades and respond to customer service requests. These services may be purchased from our service organization by customers who do not have a service contract with Acuson.

Service revenue was 20.0 percent of total net sales in 1999, 19.8 percent in 1998, and 19.5 percent in 1997. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Investment Risks - Service" below for risk factors related to our service business.

Marketing and Sales

We sell our products primarily to hospitals, clinics, private and governmental institutions, healthcare agencies, and doctors' offices. We and our subsidiaries employ our own full-time sales, service, and applications staff in North America, certain European countries, Australia, and Japan. We sell through independent distributors in other European countries, Asia, Africa, Latin America, and the Middle East. We have typically sold our products below the list price as part of our marketing strategy. We also lease our equipment to customers under sales-type leases.

We target the high-end segments of the ultrasound market with our 128XP, Aspen, and Sequoia platforms. We will target the low-to-mid range cardiovascular market with our new Cypress system, which we anticipate beginning to ship in the middle of year 2000. Our marketing efforts are focused on worldwide general imaging - including radiology, peripheral vascular, and OB/GYN - and cardiology market segments.

We market the KinetDx PACS solution to hospital and department administrators, chief information officers, and physicians. We are currently primarily targeting our marketing efforts on both the general imaging and cardiology market segments in North America. We intend to expand our marketing efforts outside North America in the year 2000.

The AcuNav intracardiac catheter will initially be marketed to hospitals and cardiology groups who specialize in interventional cardiac procedures such as electrophysiology. As a single-use product, AcuNav is expected to have repeat sales to these target market groups once it begins anticipated shipment in the first half of 2000.

The sales process for our ultrasound systems and the KinetDx Solution typically requires six to eighteen months between initial customer contact and placement of an order. On-site demonstrations are often part of the customer's evaluation process, and customers frequently make side-by-side comparisons of performance and other features of competing systems. We employ a staff of applications personnel who operate the system during sales demonstrations and who also train physicians and technicians on the use of the system after delivery.

Competition

We compete primarily on the basis of the major clinical and efficiency benefits of the imaging performance, versatility, reliability, upgradeability, digital image management, ease of use and price of our products.

We believe that our product capabilities can enable physicians to make earlier, more accurate and/or more confident diagnoses and also can provide superior long-term economic value. As do virtually all companies in the industry, we offer on-site system demonstrations to customers during the sales process, and customers frequently evaluate equipment performance and other factors. The markets for our products have become increasingly competitive and price is an important factor in the purchase decision.

With regard to our Sequoia, Aspen and XP systems we compete with systems offered by a number of companies and their affiliates abroad, including ATL Ultrasound, Inc., a division of Philips Medical Systems; Agilent Technologies

Inc. (the recent spin-off from Hewlett-Packard Company); Aloka Co., Ltd.; General Electric Company; Hitachi Corporation; Siemens Medical Systems, Inc.; and Toshiba Medical Systems, Inc. With regard to the Cypress system we will be competing with Agilent Technologies, Inc.; Biosound Esaote, Inc.; Fukuda Denshi Co., Ltd.; and SonoSite, Inc., among others. With regard to the KinetDx Solution, we compete with ALI Technologies, Inc.; Agilent Technologies, Inc.; Agfa Corporation; Cemax-Icon, Inc.; General Electric Company; R4 Telemedicine Systems, Inc.; and Siemens Medical Systems, Inc. Many of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than Acuson. While we believe that our products generally provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by us and in some cases are substantially less expensive than our products. See "Investment Risks -Competition" below.

Diagnostic ultrasound is generally less expensive than other competing imaging modalities such as computed tomography and magnetic resonance imaging, and in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, no assurance can be given that such price and/or performance advantages can be maintained in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding. See "Investment Risks - Ultrasound Market Changes" below.

Product Development

One of our fundamental beliefs is that technological innovations can provide the best solutions for cost-constrained medical environments. We spent $57.9 million on product development in 1999, $57.6 million in 1998, and $57.3 million in 1997. See "Overview" above for a description of our products in development.

Virtually all product development for the Sequoia, Aspen, and XP(R) ultrasound systems and most transducers has taken place at our headquarters in Mountain View, California. Development of the KinetDx PACS Solution also has taken place in Ann Arbor, Michigan; development of the Cypress(TM) Echocardiography System is taking place in Plymouth Meeting, Pennsylvania, and development of certain transducers occurs in State College, Pennsylvania. We maintain a strong commitment to product development programs to develop proprietary technologies. Product development is subject to certain risk factors. See "Investment Risks - Products" below.

The AcuNav catheter is in the final stages of validation and we expect to begin shipments in the first half of 2000.

Development of the Cypress(TM) Echocardiography System continues and we anticipate being able to commence shipments in the middle of 2000.

Government Regulation

As a manufacturer of medical devices, we are subject to extensive regulation by federal, state and local governmental authorities, such as the United States Food and Drug Administration (the "FDA") and the California Department of Health Services. Obtaining FDA clearances or approvals of our products can be time consuming, lengthy, uncertain and expensive and can delay the marketing and sale of our products. Our products generally require either FDA 510(k) premarket clearance or a premarket approval. The review of a premarket approval application generally takes one to two years from the date the premarket approval is accepted for filing, but may take significantly longer. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA has recently been more rigorous in its 510(k) clearance process, which has generally resulted in a longer review period. See "Investment Risks - Regulation by Government Agencies" below. Congress also passed the FDA Modernization Act of 1997, which enacts significant changes in how FDA regulates medical devices. The practical effects of this new law on us are not known at this time.

Manufacturers of medical devices marketed in the United States are required to adhere to FDA's applicable Quality Systems Regulations ("QSR") which include testing, design, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA certain adverse events associated with our devices. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The FDA uses its statutory authority vigorously during inspections of companies and in other enforcement matters. We also are subject to numerous federal, state and local laws relating to such matters as healthcare "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. Although Acuson believes that it is in compliance with all applicable regulations of the FDA, the State of California and other federal, state, and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations. In addition, the potential effects on us of heightened enforcement of federal, state and local regulations cannot be predicted.

The Federal government regulates hospital and physician payments for diagnostic examinations furnished to Medicare beneficiaries, including related capital equipment acquisition costs. For inpatient services, hospitals are reimbursed under the Medicare prospective payment system ("PPS") that pays hospitals a fixed amount for services provided to an inpatient based on the patient's diagnosis-related group ("DRG"), which is established based on principal and secondary diagnoses and discharge status, rather than reimbursing the hospital for its actual costs incurred. For capital costs related to inpatient services, in 1991 Medicare began to phase in over a ten-year period a prospective payment system that incorporates an add-on to the DRG-based payment. During this phase-in period, hospital inpatient capital-related costs are paid on a decreasing proportion of a hospital's historical costs for capital. Beginning in fiscal year 2001, at the conclusion of the transition period, capital payments will be based solely on a federal PPS rate for the vast majority of hospitals. Under the Balanced Budget Act of 1997 ("BBA"), capital payments to hospitals will be reduced by 2.1 percent between October 1, 1997 and September 30, 2002.

For certain hospital outpatient services, including ultrasound examinations, Medicare reimbursement currently is based on the lesser of the hospital's reasonable costs or charges, or a blended amount composed of the hospital's reasonable costs and the fee schedule amount that Medicare reimburses for such services when furnished in a physician's office. The BBA required hospital outpatient reimbursement to shift to a prospective payment system by January 1, 1999. However, because the Health Care Financing Administration ("HCFA") experienced Year 2000 system concerns, implementation of the outpatient PPS has been delayed until sometime in 2000 at the earliest. The Balanced Budget Refinement Act of 1999 (the "BBA Refinement Act") instituted a number of changes to the BBA's hospital outpatient mandates. These changes are designed to minimize any adverse financial impact on hospitals posed by the adoption of an outpatient PPS. Among other things, the BBA Refinement Act establishes outlier adjustments to the PPS payments for the provision of high cost services utilizing new technologies. Total outlier payments must be budget neutral and cannot exceed a specified percentage of all outpatient payments. Additionally, the BBA Refinement Act establishes a three-year transitional period for the implementation of outpatient PPS, during which hospitals whose PPS payment levels are below their previous payment levels for outpatient services may receive additional payments. The BBA Refinement Act also requires that medical devices that were not reimbursed by Medicare as of December 31, 1996 not be paid under outpatient PPS. In this period, hospitals will receive the reasonable cost of any such device. Since final regulations implementing this new payment system have not been issued, it is unclear what impact this new system will have on payment for ultrasound services. The BBA Refinement Act specifies that, until the outpatient PPS is implemented, capital acquisition costs for services furnished to hospital outpatients will be reimbursed on the basis of 90 percent of the reasonable costs actually incurred by the hospital. Thereafter, payment for capital will be folded into the new outpatient PPS methodology. In general, prospective payment systems for both inpatient and outpatient hospital services, where reimbursement is based on a fixed fee rather than actual costs incurred, could have a negative impact on hospital purchases of expensive diagnostic equipment.

Physicians are reimbursed for Medicare services according to a fee schedule.
Fee schedule payments include a component to reimburse physicians for the practice expenses incurred in their office practices, including expenses incurred for the purchase of ultrasound devices. Pursuant to the Social Security Act Amendments of 1994, HCFA is required to develop a resource-based methodology to replace the historical charge basis for determining physician practice expenses. The BBA requires the new payment methodology to be phased in over four years, beginning January 1, 1999 and becoming fully effective in 2002. HCFA has proposed to establish two separate practice expense values for each physician service - one for when a service is furnished in a facility setting and another when the service is performed in the office setting. Generally, the practice expense value will be higher when the service is performed in the office setting. For 1999, physician payments for ultrasound services experienced very little change under the new payment system. Certain changes that HCFA might make in the practice expense values could have a negative effect on physician reimbursement for ultrasound services provided in a facility and a positive effect on physician reimbursement for ultrasound services provided in a physician's office.

The Administration and Congress from time to time consider various Medicare and other healthcare reform proposals. Some of these proposals could affect significantly both private and public reimbursement for healthcare services, including diagnostic devices, and could adversely affect the demand for such devices.

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state's Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The BBA revised the Medicaid program to allow states even more control over coverage and payment issues. The impact on us of this greater state control on Medicaid payment for diagnostic services is uncertain.

Federal and state laws also regulate the sale of medical devices, the referral of patients for diagnostic examinations utilizing such devices, and the submission of claims to third party payers (including Medicare and Medicaid). These laws include physician self-referral prohibitions, antikickback laws, and false claims laws. Subject to certain exceptions, the federal physician self-referral law, also known as Stark II, prohibits a physician from referring Medicare or Medicaid patients to an entity in which the physician (or a family member) has an ownership interest or compensation relationship if the referral is for a "designated health service," which is defined explicitly to include radiology services such as ultrasound services. Although final regulations implementing Stark II have not yet been issued by the United States Department of Health and Human Services, proposed regulations were issued in January 1998. Under the proposed regulations, the definition of radiology services subject to the Stark II restrictions would expressly exclude screening mammography services (i.e., mammography services furnished to asymptomatic patients), but not diagnostic mammography (i.e., mammography services furnished to symptomatic patients). Additionally, the preamble to the proposed regulations indicates that where designated health services are sometimes provided as merely peripheral parts of some other major service that a physician has prescribed, the Stark II restrictions may not apply. The preamble gives the example of when a physician employs echocardiography (which involves ultrasound) to view the results of bypass surgery. Although an ultrasound procedure, HCFA indicates the echocardiography will not be considered a designated health service, because HCFA considers it peripheral to a major service (bypass surgery). The Stark II law, as well as physician self-referral restrictions that exist in a number of states and which apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic procedures, including ultrasound services. Antikickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices. False claims laws prohibit anyone from knowingly and willfully presenting, or causing to be presented, claims for payment to third party payers (including Medicare and Medicaid) that are false or fraudulent, for services not provided as claimed, or for medically unnecessary services. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions including, in some instances, imprisonment and exclusion from participation in federal health care programs such as Medicare and Medicaid. We seek to structure our arrangements with hospitals, physicians, and other customers to be in compliance with these federal and state laws, and to keep up-to-date on developments concerning their application by various means including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future, and no assurances can be given that our arrangements will not become subject to scrutiny under them.

Since June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union are required to place the CE mark on their products. To be able to place that mark on its products, Acuson must comply with the standards of the European Medical Device Directive (the "MDD"), and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. We are currently certified as compliant with the relevant requirements of the MDD and we will undertake activities designed to assure continued compliance; however, we cannot assure you that we will continue to be able to place the CE mark on our products. If we lose our ability to place the CE mark on our products, we will not be able to sell our products into the European Union. In 1999, sales into the European Union accounted for approximately 18.0 percent of our revenues.

Manufacturing

We primarily manufacture our 128XP, Aspen, and Sequoia ultrasound systems and will be manufacturing the AcuNav catheter at our Mountain View, California facility. Transducers are manufactured both in Mountain View and at our Sound Technology Incorporated facility located in State College, Pennsylvania. For other sub-assemblies, we generally subcontract with outside vendors for assembly and fabrication and in addition, produce some components at our own facility in Canoga Park, California. Sub-assemblies are produced according to our designs or specifications. We perform assembly, testing and quality assurance at various stages of completion. The new Cypress product will be contract manufactured in Pennsylvania. The KinetDx PACS Solution is manufactured in Ann Arbor, Michigan.

Component parts and microprocessors for our products and some specialty transducers are purchased from outside vendors. A number of these items currently have limited or single sources of supply. See "Investment Risks - Manufacturing" below.

We build units to a marketing forecast that is updated periodically and utilize a commercially available computer system for manufacturing, accounting and sales order processing. Because we build to forecast, we do not consider our backlog a significant indicator of business levels.

Employees

As of December 31, 1999, we had 1,932 full-time employees. We consider our relations with our employees to be good.

Investment Risks

  Effect of Acquisitions

  We recently completed the acquisition of Ecton (see "Acquisition of Ecton, Inc." above). The process of integrating Ecton or any acquired company may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

  . Diversion of management time (both ours and the acquired company's) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

  . Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects, or the direction of the business;

  . The need to integrate each company's accounting, management information, human resources and other administrative systems to permit effective management, and the lack of control if the integration is delayed or not implemented;

  . Difficulty in predicting the revenue and expenses attributable to an acquired business; and

  . The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

  We have relatively limited experience in managing this integration process. Moreover, the anticipated benefits of the Ecton acquisition or any future acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business.

  Our Quarterly Results May Fluctuate

  Our results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following: the introduction of new services and products by us or our competitors; the costs of developing our new products and services; consummating an acquisition; costs of integrating acquired operations, the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and general economic conditions and economic conditions specific to the ultrasound technology and imaging industries. Our operating history and the dynamic nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. A significant portion of our quarterly orders and shipments occur towards the end of each quarter, compounding the difficulty of accurately forecasting our revenues and earnings. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

 Products

 When we complete the development of the technology we acquired from Ecton we believe it will expand our product line for the first time into the low-to-mid range cardiology market segment with what we believe will be a high performance system with `best in its class' technology, the Cypress system. We believe that expanding our product line into this market will benefit us substantially in the long-term. However, the acquisition of Ecton's technology will require us to increase spending to complete the development of the Cypress system and shipments of this product are not expected to begin until the middle of year 2000. Further, this development may take longer and cost substantially more than anticipated and may not ultimately be successful. Given that this is a product under development and that it will be manufactured in new facilities, there can be no guarantee that the product will be manufactured at currently expected volumes and costs. Moreover, since we have not previously addressed the low and mid-price range market we will need to establish a new customer base and explore new and different sales strategies. There is no guarantee that we will be successful in penetrating this market with this new product or that competitors will not introduce a superior or more cost effective product than the Cypress system.

 We began shipping the KinetDx PACS Solution to general imaging customers in December 1999 and expect to begin shipment of the KinetDx Solution to cardiology customers in the first half of 2000. However, development of this product for the cardiology market could take longer than expected and we could incur increased costs in service and sales support if the product is not as reliable or if our planned remote service strategy is not as effective as planned. Further, there is no guarantee that customers will be interested in purchasing a digital image management product such as the KinetDx Solution, or that competitors will not develop more cost-effective products with equal or superior qualities to the KinetDx product.

 The introduction of the AcuNav catheter will expand our business for the first time into the field of interventional cardiology, where the 3 millimeter diameter catheter is typically inserted through the femoral vein directly to the heart, and is intended to increase image clarity and allow physicians to clearly visualize the chambers, valves, and devices within the heart. This is inherently a more risky procedure than diagnostic ultrasound products that we are selling now. In addition, this will be the first time we will be marketing and selling a single use product. With this lack of experience, there is no guarantee that we will be able to hire and retain qualified sales, marketing and training personnel to market and sell this product effectively. We do not have an established customer base for this product, and interventional cardiologists and other physicians whom we are targeting as potential customers may not find a clinical need for the AcuNav catheter, or may not be willing to pay a price for this single use product that will make this product profitable. Furthermore, there is no guarantee that competitors will not introduce a superior or more cost effective product than the AcuNav catheter.

 In addition to the risks associated with the development and marketing of new products, there is no guarantee that sales of any of our existing products will increase or continue at their current rate. As more Aspen and Sequoia systems enter the clinical environment, continued market acceptance will depend in part on the actual and perceived performance and quality of these products in that clinical environment. In addition, we believe that the continued success of these products also will depend on the timely and successful completion of future product enhancements and capabilities. We have a number of these new product enhancements and capabilities as well as additional new products under development at any time. There is no guarantee, however, as to when, if ever, the development of such products and product enhancements and capabilities will be completed.

 Increased product upgrade and option sales depend upon, among other things, timely completion of a number of product capabilities currently under development and market acceptance of upgrades currently offered by us. In general, the success of our products in the market and our financial results depend upon our continuing to develop and introduce products and software updates in a timely manner; success of product cost reduction designs and initiatives; actual and perceived levels of product performance and quality in a clinical environment compared to other imaging modalities and competitive products; continued market acceptance of our products and upgrades and their respective pricing; and competitor responses, including the introduction of competitive products and upgrades, pricing, intellectual property allegations and product positioning counter-strategies.

 Competition

 Diagnostic ultrasound is a well-established field in which there are a number of competitors. With regard to our Sequoia, Aspen and XP systems we compete with several companies and their affiliates such as ATL Ultrasound, Inc., a division of Philips Medical Systems; Agilent Technologies, Inc. (the recent spin-off from Hewlett-Packard Company); Aloka Co., Ltd.; General Electric Company; Hitachi Corporation; Siemens Medical Systems, Inc.; and Toshiba Medical Systems, Inc. With regard to the Cypress system we will be competing with Agilent

 Technologies, Inc.; Biosound Esaote, Inc.; Fukuda Denshi Co., Ltd.; and SonoSite, Inc., among others. With regard to the KinetDx Solution, we compete with ALI Technologies, Inc.; Agilent Technologies, Inc.; Agfa Corporation; Cemax-Icon, Inc.; General Electric Company; R4 Telemedicine Systems, Inc.; and Siemens Medical Systems, Inc. Many of these competitors have significantly greater financial and other resources and generally compete in more medical imaging and other market segments and countries than we do. While we believe that our products generally provide superior and advanced capabilities and features, the products offered to date by these competitors in some cases include features and capabilities not currently offered by us and in most cases are substantially less expensive than our products.

 Market success in diagnostic ultrasound is heavily dependent on the purchaser's evaluation of the system's diagnostic value, cost, ease of use and safety. Any established or new ultrasound company may introduce a system or upgrades to an existing system that is equal to or superior to our products in quality or performance and no assurance can be given that our products will remain competitive with existing or future products. If a competitor introduces a new product, customers may delay submitting new orders to us and may cancel orders in the backlog.

 Ultrasound Market Changes

 Diagnostic ultrasound is generally less expensive than other competing imaging modalities including computed tomography and magnetic resonance imaging, and, in certain applications, offers capabilities that make it the modality of choice regardless of cost. However, these price and/or performance advantages may not continue in comparison to other current or future imaging modalities. In addition, ultrasound systems compete with other imaging modalities for limited hospital funding.

 The trends of health care provider consolidation, medical cost containment and intense competitive pressures are continuing in the market. These factors have placed increased pressures on ultrasound system pricing and have put pressure on our product gross margins. Further, the U.S. government is continuing to consider Medicare reforms. We believe that future revenues and profitability will continue to be impacted by these uncertainties, especially in our domestic markets. Although some portions of the international ultrasound markets are experiencing some economic growth, it is uncertain whether this is a temporary or permanent trend.

 As health care provider consolidation and medical cost containment continue in the market, customers are relying to an increased degree on national sales contracts. In 1999, we were awarded a number of national contracts. If we are unsuccessful at obtaining future national contracts, we may be precluded from selling to certain large customers or buying groups. In addition, the contracts may be canceled during their term by the customer or may not be renewed.

 Patents and Proprietary Technology

 We attempt to protect our intellectual property through a combination of trade secrets and, where appropriate, copyrights, trademarks and patents. We own or have rights to approximately 160 U.S. patents as well as many international counterparts, which cover certain aspects of our systems. Additionally, we have over 100 U.S. patent applications pending, as well as many international counterparts. No assurances can be given as to the breadth or degree of protection that patents, copyrights, trademarks or trade secrets will afford us.

 Our competitors also rely on patents to protect their technology, and numerous physicians, universities and other individuals or entities in the ultrasound field are patenting many ultrasound inventions. We have from time to time received notices from such competitors and other entities or individuals that we may need a license to one or more of their patents in order to continue to sell our products. Such a competitor, individual or entity may have, or may be granted, a patent to which we must obtain a license if we wish to market and sell any one or more of our products. To date, patent disputes involving us have ultimately been resolved through licensing arrangements, sometimes involving the payment of royalties by us. There can be no assurance that we will be able to obtain a license to any patent (if so required) or that such a license will be available on reasonable financial or other terms.

 We also rely heavily on our unpatented proprietary know-how. No assurance can be given that others will not be able to develop substantially equivalent proprietary information to ours, or otherwise obtain access to our know-how.

 Regulation by Government Agencies

 As a manufacturer of medical devices, we are subject to extensive regulation by federal, state and local governmental authorities, such as the FDA and the California Department of Health Services. Obtaining FDA market clearances or approvals can be time consuming, lengthy and expensive and there can be no assurance that the necessary clearance or approval will be granted to us or that FDA review will not involve delays adversely affecting us. For example, we believe that the time it takes to obtain clearance for new products has increased and the FDA has been more rigorous in its 510(k) clearance process.

 Manufacturers of medical devices marketed in the United States are required to adhere to numerous regulations, including Quality Systems Regulations ("QSR"), which address testing, design, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA certain adverse events associated with a company's devices. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. We believe the FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. Congress also recently passed the FDA Modernization Act of 1997, which enacts significant changes in how the FDA regulates medical devices. We also are subject to numerous federal, state and local laws relating to such matters as health care "fraud and abuse," safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements and implementation and adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. Although we believe that we are in compliance with all applicable regulations of the FDA, the State of California and other federal, state and local governmental authorities, current regulations depend heavily on administrative interpretation, and there can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations. In addition, the potential effects on our heightened enforcement of federal, state and local regulations cannot be predicted.

 Federal and state regulations also govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical examinations of certain patients. Changes in current policies, including implementation of a new hospital outpatient reimbursement system, could impact reimbursement for the purchase and/or operation of our equipment by such providers and thereby adversely affect future sales of our products.
 In particular, the Clinton Administration and the Congress continue to debate and consider various Medicare and other health care reform proposals that could significantly affect both private and public reimbursement for health care services. Some of these proposals, if enacted into law, could reduce reimbursement for or the incentive to use diagnostic devices and procedures and thus could adversely affect the demand for diagnostic devices, including our products.

 We and our customers are subject to various federal and state laws pertaining to health care "fraud and abuse", including physician self-referral prohibitions, antikickback laws and false claims laws. We seek to structure our sales, marketing and other activities to comply with these and other laws. However, given the broad reach of these laws, there can be no assurance that our activities will not be subject to scrutiny and/or challenged some time in the future.

 Since June 1998, medical device companies wishing to sell products into those European countries that are members of the European Union have been required to place the CE mark on their products. To be able to place that mark on our products, we must comply with the standards of the European Medical Device Directive ("MDD"), and be subject to annual surveillance audits by a certified organization to assure conformity to the MDD. We are currently certified as compliant to the relevant requirements of the MDD and we will undertake activities designed to assure continued compliance; however, no assurance can be given that we will continue to be able to place the CE mark on our products. If we lose our ability to place the CE mark on our products, we will not be able to sell our products into the European Union. In 1999, sales into the European Union accounted for approximately 18.0 percent of our revenues.

 Employees

 We believe that our continued success and future growth will depend on, among other factors, our ability to continue to attract and retain skilled employees. The loss of a significant number of employees could adversely affect our business, most significantly by delaying the development of new products and product enhancements.

 The job market in the Silicon Valley area is very competitive, especially for skilled electrical and software engineers. There can be no assurance that we will be able to retain or hire key employees.

 Manufacturing

 Component parts and microprocessors for our products and some specialty transducers are purchased from outside vendors. A number of such items currently have limited or single sources of supply, and disruption or termination of those sources could have a temporary adverse effect on shipments and our financial results. We believe that we could ultimately develop alternate sources for all such items, but that sales could be lost or deferred as a result of doing so.

 Service

 Approximately 20 percent of our 1999 revenues were derived from our service activities, including the sales of service contracts and time and material services. Increasing cost containment pressures in the market have adversely impacted the number of customers purchasing service contracts and the prices of those contracts, but this impact has been somewhat offset by our increased installed base and an increase in time and material services. We believe that the trend away from service contracts will continue and there can be no assurance that we will be able to continue to maintain our current levels of service contract revenue. Further, introduction of the Sequoia and Aspen products will continue to reduce sales of new service contracts and options to the 128XP system installed base. In addition, we have made significant expenditures in establishing remote diagnostic and other service programs unique to the Sequoia and Aspen systems. There can be no assurance that this investment will be profitable, as the success of the Aspen and Sequoia service program will depend in part on the number of Aspen and Sequoia systems sold. Finally, we have seen an increasing trend for hospitals to purchase asset management contracts, in which all of the hospital's medical equipment and in some cases, other assets, are managed and serviced by third parties. As we do not sell asset management services and only service our ultrasound systems, this increased trend toward asset management contracts could have an adverse impact on our sales of service contracts and our time and materials service business.

 International Operations and International Receivables

 Our business is subject to risks from potential negative political or geographic events in certain markets in Asia, Latin America and Europe and by adverse economic effects from currency fluctuations in our worldwide operations. Political instability or other issues may negatively affect our ability to collect receivables in foreign countries. The following table, in thousands, summarizes our foreign accounts and leases receivable in excess of $3.0 million at December 31, 1999.

                       -----------------------------------------
                          Country                In Thousands
                       -----------------------------------------
                           Italy                    $13,730
                       -----------------------------------------
                           Brazil                    10,465
                       -----------------------------------------
                           France                     6,024
                       -----------------------------------------
                           Japan                      5,549
                       -----------------------------------------
                           Germany                    4,174
                       -----------------------------------------
                           Sweden                     3,937
                       -----------------------------------------
                           Australia                  3,678
                       -----------------------------------------
                           China                      3,292
                       -----------------------------------------
                           England                    3,058
                       -----------------------------------------

 Derivative Financial Instruments

 We operate internationally and are subject to market risk due to fluctuations in foreign currency exchange rates. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We routinely enter into forward foreign currency exchange contracts to hedge amounts due from selected subsidiaries denominated in foreign currencies against fluctuations in exchange rates. Forward currency contract terms are typically not more than three months and the counterparties to the exchange contracts are major domestic and international financial institutions. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our operating results and on the cash flows we received from our foreign subsidiaries.

 Currently, we neither engage in foreign currency speculation nor hold or issue financial instruments for trading purposes. Because we only enter into forward currency exchange contracts as hedges, any change in currency rates should not normally result in a material gain or loss, as any gain or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, we believe that neither our exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions and the contract terms are typically not more than three months. Please refer to Part II Item 7A below for further discussion of our market risk due to fluctuations in foreign currency exchange rates.

 Euro Conversion

 On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period goods and services may be paid for in either Euros or the participating country's local currency. Thereafter, only the Euro will be legal tender in the participating countries. Our foreign subsidiaries that are part of the European Union have not yet converted to the Euro and continue to use their respective local currencies as their functional currency. However, the conversion will be completed prior to the June 30, 2002 deadline. We believe our current accounting systems are capable of accommodating the Euro conversion with minimal intervention and that the conversion will not have a material impact on the competitiveness of our products in Europe. We also believe any costs of addressing the Euro conversion will not have a material impact on our financial statements.

 Computing Environment

 During 1997, we initiated a two-phase project to replace our outdated computing environment with an enterprise-wide, integrated business information system to control many of our operating systems including order administration, service and financial and manufacturing processes. The first phase of this project has been substantially completed. The second phase is in progress. We have retained an experienced consulting organization to assist in the conversion, however, our future shipments and results could be adversely impacted if, during and following the conversion, there are significant problems with the system.

 Year 2000 Readiness

 We have taken steps to ensure our products and services will continue to operate on and after January 1, 2000. Our primary business information system is year 2000 ready. We also engaged in a three-phase project to evaluate and remedy our remaining systems. The first phase, completed in May 1998, included a comprehensive inventory of our systems by an experienced consulting firm and an analysis and determination of the criticality of each system. This phase included the evaluation of both information technology ("IT") and non-IT systems. Non-IT systems included systems or hardware containing embedded technology such as microcontrollers. The second phase was completed in March 1999, and focused on confirming the year 2000 readiness of those systems identified in phase one. The third and final phase, completed in December 1999, involved taking any needed corrective action to make all remaining critical systems and components year 2000 ready and to develop contingency plans in the event any non-compliant critical systems were not remedied by January 1, 2000. We established a year 2000 project team, comprised of representatives from each of our functional areas, which reported to senior management. The costs incurred by us with respect to this project were not material and future anticipated costs are not expected to be material. The costs of this project have been charged against the budgets of our various functional areas and no material IT projects have been deferred in managing our year 2000 readiness efforts.

 Our products being shipped today are year 2000 ready and we believe our products previously shipped are either year 2000 ready or can be made year 2000 ready by customer purchase of an upgrade. We have also been communicating with suppliers and others we do business with to coordinate year 2000 readiness. We believe that our most reasonably likely worst case scenario relating to year 2000 readiness would be if a critical supplier of ours became unable to supply parts to us based on the supplier's failure to be year 2000 ready, and that as a result, our production of systems would be seriously affected. We contacted all of what we consider to be our key technology suppliers and approximately 100 of our largest general suppliers. All responses were received. The responses were individually assessed during the third quarter of 1999 to determine the potential impact to us should one or more of our suppliers not be year 2000 ready. All supplier responses stated that their systems and software were or would be year 2000 ready by the end of the fourth quarter of 1999. We identified and assessed a subset of responses that are considered high risk.
 We purchased additional inventory as safety stock in case these suppliers are unable to supply material as a result of the year 2000 issue. The amount of the additional inventory purchased was immaterial. Since January 1, 2000, we have contacted many of our critical suppliers and they have confirmed that thus far, they have not experienced any year 2000 problems.

 Based upon the steps we have taken to address this issue and the progress to date, we do not expect the financial impact of the year 2000 date conversion to be material to our financial position or results of operations. However, if preventative and/or corrective actions by us or those suppliers with whom we do business are not made in a timely manner, it is still possible that we may not be able to provide our products to customers until successful preventative and/or corrective actions have been taken, and as a result, the year 2000 issue could have a material adverse effect on our financial statements.

 We primarily sell our products to hospitals, clinics, and other customers within the healthcare industry. Although no one customer is material to our business, should the year 2000 issue impact the ability and willingness of these customers generally to purchase capital equipment, including our products, the year 2000 issue could have a material adverse impact on our consolidated financial statements.

 Industry Consolidation

 During 1998, Philips Medical Systems completed its acquisition of ATL Ultrasound, Inc. We believe that consolidations such as this may provide our competitors with significantly greater financial and other resources with which to compete in the marketplace. As companies attempt to strengthen or hold their market positions, future consolidation within the industry could lead to increased variability in our operating results and could have a material adverse impact on our financial statements.

 Earthquake

 Much of our research and development and manufacturing activities, our corporate headquarters and other critical business operations are located near major earthquake faults. In the event of a major earthquake, the ultimate impact on us, our significant suppliers and the general infrastructure is unknown, but operating results could be materially affected. We are not insured for losses and interruptions caused by earthquakes.

 Volatility of Stock Price

 The trading price of our common stock has been and is likely to be somewhat volatile. Our stock price could be subject to fluctuations in response to a variety of factors, including actual or anticipated variations in our quarterly operating results and the difficulty of predicting those variations; additions or departures of key personnel; announcements of technological innovations or new services by us or our competitors; changes in financial estimates by securities analysts; conditions or trends in the ultrasound technology and imaging industries; changes in the market valuations of other ultrasound technology and imaging companies; developments in the FDA's applicable Quality Systems Regulations and Medical Device Reporting requirements and other applicable government regulations; announcements by us or our competitors of significant acquisitions, including Ecton, strategic partnerships, joint ventures or capital commitments; sales of our common stock or other securities in the open market; and other events or factors that may be beyond our control.

 In addition, the trading price of stocks of technology-based companies in general, have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The valuations of many technology-based stocks are extraordinarily high based on conventional valuation standards such as price to earnings and price to sales ratios. Any negative change in the public's perception of the prospects of ultrasound technology companies could depress our stock price regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions including recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock.

Acuson, Sequoia, XP, and 128XP are registered trademarks and AcuNav, Aspen, Cypress, Imagegate, KinetDx, Native, and Perspective are trademarks of Acuson Corporation.

--------------------------------------------------------------------------------

ITEM 2
PROPERTIES

We lease our facilities under operating leases. The principal offices and manufacturing space are located in Mountain View, California. In addition, we lease manufacturing facilities in Canoga Park, California; State College, Pennsylvania; Plymouth Meeting, Pennsylvania; and sales and service facilities in various locations in the United States and abroad. We believe our facilities are adequate for our present needs, in good condition and suitable for their intended uses.

--------------------------------------------------------------------------------

ITEM 3
LEGAL PROCEEDINGS

On October 27, 1994, we were sued in Ghent, Belgium, by Cormedica NV, in connection with the termination of our distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. This suit is still in the fact-finding stage. We intend to defend this suit vigorously.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

--------------------------------------------------------------------------------

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

--------------------------------------------------------------------------------

ITEM 4A

Directors and Executive Officers of the Registrant. Our directors and executive officers and their ages as of March 15, 2000 are as follows:

         Name             Age                      Position
--------------------------------------------------------------------------------
Samuel H. Maslak          51  Chairman of the Board and Chief Executive Officer
Albert L. Greene          50  Director
Karl H. Johannsmeier      71  Director
William J. Mercer         51  Director
Robert J. Gallagher       56  President and Chief Operating Officer
Barry Zwarenstein         51  Vice President, Chief Financial Officer
Edward P. Cornell         55  Senior Vice President, Engineering
Rick E. Smith             53  Senior Vice President, Worldwide Sales and
                              Marketing
Bradford C. Anker         54  Vice President, Manufacturing
Charles H. Dearborn       47  Vice President, Human Resources and Legal
                              Affairs, General Counsel and Secretary
L. Thomas Morse           56  Vice President, Corporate Controller
--------------------------------------------------------------------------------

Samuel H. Maslak co-founded Acuson in September 1981, and has been Chief Executive Officer and a director since that date. He was President of Acuson from September 1981 until May 1995. He was appointed Chairman of the Board in May 1995.

Albert L. Greene is the President, Chief Executive Officer and co-founder of HealthCentral.com, a web-based healthcare information services and products company. Mr. Greene served from 1990 to 1998 as Chief Executive Officer of Sutter Health East Bay, Alta Bates Health Systems and Alta Bates Medical Center in Berkeley,

California. He was Chair of The California Healthcare Association in 1998. Mr. Greene is also a director of Quadramed Corporation, a healthcare information technology and solutions provider, and Lumisys, Inc., a manufacturer of digital imaging systems. Mr. Green has been a director of Acuson since March 1995.

Karl H. Johannsmeier served as a director of Acuson from September 1981 to May 1994 and also has served as a director from March 1995 to the present. He founded Optimetrix Corporation, a semiconductor processing equipment company, where he served as President and Chief Executive Officer from 1976 to 1981 and as Chairman of the Board of Directors from 1976 to 1984. Optimetrix Corporation was acquired by Eaton Corporation in 1982. Mr. Johannsmeier has been a private investor over the last twenty years.

William J. Mercer is the founder and CEO of Avocet Ventures, LLC, a private equity investment firm specializing in strategic investments in the healthcare and technology sectors. Prior to his current position and since 1995, Mr. Mercer was a director, President and Chief Executive Officer of ALARIS Medical, Inc., a publicly traded holding company, and its wholly owned subsidiary, ALARIS Medical Systems, Inc. ALARIS is a global company specializing in the design, manufacture and marketing of intravenous infusion therapy products, patient monitoring equipment, and cardiac monitoring devices. Mr. Mercer has been a director of Acuson since June 1999.

Robert J. Gallagher joined Acuson in January 1983 as Vice President, Finance and Chief Financial Officer. Mr. Gallagher became Executive Vice President in March 1991, Chief Operating Officer in January 1994 and was a director of Acuson from May 1994 until June 1999. He served as President of Acuson from May 1995 until November 1997. He retired as Chief Operating Officer in March 1999 and as Vice Chairman in June 1999 and became Senior Vice President. Upon the resignation of Daniel R. Dugan as President effective March 1, 2000, Mr. Gallagher became interim President and Chief Operating Officer. Mr. Gallagher is also a director of Celeritek, Inc., a manufacturer of integrated circuits and high-frequency radio transceiver subsystems, and Lumisys, Inc., a manufacturer of digital imaging systems.

Barry Zwarenstein joined Acuson in November 1998 as Vice President, Chief Financial Officer. Prior to working for Acuson, Mr. Zwarenstein served as Chief Financial Officer, FMC Europe from 1992 to 1996 and as Senior Vice President, Finance & Business Development and Chief Financial Officer from 1996 to 1998 for Logitech, S.A., a designer, manufacturer, and marketer of computer interface devices.

Edward P. Cornell joined Acuson in September 1997 as Vice President, Engineering and was promoted to Senior Vice President, Engineering in November 1997. From 1990 to 1997, Mr. Cornell was Vice President of Engineering and Product Development for Pitney Bowes, Inc., in Stamford, CT, a provider of mailing, postage meters, reprographic and facsimile equipment and related services.

Rick E. Smith joined Acuson in 1992 as Director of Sales, General Imaging and was promoted to Vice President, General Imaging Business Unit in 1995 and Vice President, North America Business Operations in June 1998. He became Senior Vice President, Worldwide Sales and Marketing in March 1999.

Bradford C. Anker joined Acuson in December 1983 and has served as Vice President, Manufacturing since that date.

Charles H. Dearborn joined Acuson in October 1988 and has served as General Counsel since that date. He was elected Secretary of Acuson in February 1991 and Vice President in February 1995. He was appointed Vice President, Human Resources and Legal Affairs of Acuson in June 1997.

L. Thomas Morse joined Acuson in July 1983 and has served as Corporate Controller since that date. He was elected an officer of Acuson in March 1989 and Vice President, Corporate Controller of Acuson in February 1991.

--------------------------------------------------------------------------------

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Acuson's common stock, par value $0.0001, trades on the New York Stock Exchange under the symbol ACN. The following table sets forth the high and low closing sales prices on the New York Stock Exchange for 1999 and 1998.

              1999               High              Low
           -----------          ------           ------
           1st Quarter          $15.44           $13.00
           2nd Quarter           17.94            14.88
           3rd Quarter           17.44            12.06
           4th Quarter           12.69            10.00

              1998               High              Low
           -----------          ------           ------
           1st Quarter          $20.19           $16.88
           2nd Quarter           19.69            17.31
           3rd Quarter           18.19            14.63
           4th Quarter           19.06            13.63

The approximate number of stockholders of record of the Company's common stock as of December 31, 1999 was 1,171. Acuson has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

Year Ended December 31,                                         1999       1998       1997        1996       1995
--------------------------------------------------------------------------------------------------------------------
Consolidated Statements of
Operations Data
  Net sales                                                   $475,901    $455,089   $437,762   $346,155    $328,922
  Net income (loss)                                              6,660*     20,822     22,377    (10,613)      7,055

Earnings Per Share Data
  Net income (loss)
    Basic                                                     $   0.25    $   0.75   $   0.78   $  (0.39)   $   0.25
    Diluted                                                   $   0.24*   $   0.73   $   0.73   $  (0.39)   $   0.25
Weighted average common and common
 equivalent shares outstanding
  Basic                                                         26,769      27,835     28,807     27,508      28,236
  Diluted                                                       27,194      28,601     30,627     27,508      28,662

Consolidated Balance Sheet Data
  Working capital                                             $186,005    $ 99,396   $118,605   $110,315    $121,410
  Total assets                                                 439,521     395,072    362,828    320,701     295,853
  Stockholders' equity                                         219,302     205,588    210,099    195,056     195,997

QUARTERLY DATA (Unaudited)
(In thousands, except per share amounts)

1999 Quarter Ended                                     Dec. 31              Oct. 2              July 3            April 3
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                               $135,019             $101,995            $119,920         $118,967
Gross profit                                              62,291               48,006              55,240           55,010
Income (loss) before income taxes                         (4,608)               4,850               6,557            7,610
Net (loss) income                                         (7,127)               3,516               4,754            5,517
Earnings (loss) per share
  Basic                                                 $  (0.27)            $   0.13            $   0.18         $   0.21
  Diluted                                               $  (0.27)            $   0.13            $   0.17         $   0.20


1998 Quarter Ended                                    Dec. 31               Oct. 3              July 4            April 4
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                               $123,161             $102,857            $113,293         $115,778
Gross profit                                              58,314               48,181              53,540           55,314
Income before income taxes                                 8,896                5,642               5,913            8,210
Net income                                                 6,761                4,175               4,139            5,747
Earnings per share
  Basic                                                 $   0.25             $   0.15            $   0.15         $   0.20
  Diluted                                               $   0.24             $   0.15            $   0.14         $   0.20

* On December 23, 1999, we acquired Ecton, a Pennsylvania corporation. As a result of this acquisition, we recorded an after tax charge of $13.9 million for purchased in-process research and development to our operating expenses. Net income in 1999 before the charge for purchased in-process research and development was $20.6 million or $0.76 per share compared with $20.8 million or $0.73 per share in 1998.

--------------------------------------------------------------------------------

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain items in the consolidated statements of operations as percentages of total net sales and the percentage change of each such item from the comparable prior period.

                                                                                                      Percentage Change
                                                                                                ---------------------------
                                                                                                      1999          1998
                                                         Percentage of Net Sales                       vs.           vs.
                                             ---------------------------------------------
Year Ended December 31,                             1999           1998           1997                1998          1997
---------------------------------------------------------------------------------------------------------------------------
Net sales
 Product                                             80.0%          80.2%          80.5%               4.2%          3.6%
 Service                                             20.0           19.8           19.5                6.0           5.5
                                                    -----          -----          -----

 Total net sales                                    100.0          100.0          100.0                4.6           4.0
                                                    -----          -----          -----

Cost of sales
 Product                                             43.8           42.4           42.9                8.1           2.7
 Service                                              9.9           10.3            9.9               (0.1)          8.6
                                                    -----          -----          -----

 Total cost of sales                                 53.7           52.7           52.8                6.5           3.8
                                                    -----          -----          -----

Gross profit                                         46.3           47.3           47.2                2.4           4.2
                                                    -----          -----          -----

Operating expenses
 Selling, general and administrative                 27.5           28.0           27.5                2.5           5.8
 Product development                                 12.1           12.6           13.1                0.5           0.5
 Purchased research and development                   2.9             --             --                 --            --
                                                    -----          -----          -----

 Total operating expenses                            42.5           40.6           40.6                9.4           4.1
                                                    -----          -----          -----

Income (loss) from operations                         3.8            6.7            6.6              (40.4)          4.6

 Interest expense                                    (1.1)          (0.7)          (0.3)              61.3         165.4
 Interest income                                      0.3            0.3            0.5               (6.4)        (26.9)
                                                    -----          -----          -----

Income (loss) before income taxes                     3.0            6.3            6.8              (49.7)         (3.9)

 Provision for (benefit from) income taxes            1.6            1.7            1.7               (1.1)          5.1
                                                    -----          -----          -----

Net income (loss)                                     1.4%           4.6%           5.1%            (68.0)%        (6.9)%
                                                    =====          =====          =====             ======         =====

1999 Compared with 1998

Net sales increased 4.6 percent to $475.9 million for the year ended December 31, 1999, compared with $455.1 million for 1998. Worldwide product revenue for the year ended December 31, 1999, increased 4.2 percent from $365.1 million in 1998 to $380.5 million. The increase in product revenue was primarily due to increases in both domestic and international sales. Worldwide product sales in 1999, which include option sales for our Sequoia and Aspen Systems, increased over the prior year offsetting a continued decline in sales of our XP systems, which were first introduced in 1990. Worldwide service revenue increased 6.0 percent to $95.4 million from $90.0 million in 1998 due to greater service revenue in connection with our Sequoia and Aspen systems, partially offset by a decline in service revenue from our 128XP systems. As greater numbers of Sequoia and Aspen systems have been sold, we have experienced a decline in service revenue pertaining to our 128XP systems and we expect this trend to continue. Domestic revenue increased 4.8 percent to $331.7 million for the year ended December 31, 1999, compared with $316.7 million for 1998. Domestic sales for 1999, which represent 69.7 percent of total sales, remained consistent with the prior year, which were 69.6 percent of total sales. International revenue increased 4.1 percent in 1999 to $144.2 million, compared with $138.4 million for 1998. International revenues were favorably impacted by growth in the Asian and European markets, offset by the strengthening of the dollar.

Cost of sales as a percentage of net sales rose 1.0 percent in 1999 compared to 1998. Cost of sales was 53.7 percent of net sales for the year ended December 31, 1999, compared with 52.7 percent for 1998.

Gross profit on product sales for 1999 was 45.2 percent compared to 47.2 percent for 1998. Product margins decreased primarily due to continued competitive pricing pressures, strengthening of the U.S. dollar, and increasing sales of refurbished XP ultrasound systems which were sold at low margins. Service margins for 1999 were 50.8 percent of net sales compared to 47.8 percent for 1998. This increase in margins is the result of leveraging a stable service infrastructure across a growing installed base of serviceable units.

Selling, general and administrative expenses for the year ended December 31, 1999, were $130.7 million or 27.5 percent of net sales, compared with $127.5 million, or 28.0 percent of net sales, for 1998. Compared to the prior year selling, general and administrative expenses were essentially flat as a percentage of sales.

Product development spending for the year ended December 31, 1999 was $57.9 million, reflecting a slight increase over the 1998 amount of $57.6 million. As a percentage of net sales, product development spending decreased to 12.1 percent in 1999 compared with 12.6 percent in 1998. Product development spending in terms of both dollars and as a percentage of sales was essentially flat compared with the prior year.

Interest income was $1.4 million for the year ended December 31, 1999, compared with $1.5 million in 1998.

Interest expense for the year ended December 31, 1999 was $5.0 million compared with $3.1 million in 1998. The increase was the result of additional long-term bank borrowings throughout the year.

Provision for income taxes was $7.7 million in 1999 compared with $7.8 million in 1998. Our effective tax rate for 1999 before the effect of the Ecton acquisition was 27.4 percent. However, our final effective tax rate for 1999 was 53.8 percent resulting from the purchased in-process research and development charges arising from the Ecton acquisition, which are non-deductible for tax purposes.

Net income including after tax charges of $13.9 million for purchased in-process research and development charges arising from the Ecton acquisition was $6.7 million in 1999. Net income before the charge for purchased in-process research and development was $20.6 million compared with $20.8 million net income in 1998.

Non-recurring

Purchased In-Process Research and Development for the year ended December 31, 1999 was $13.9 million which related to expenses incurred as a result of the Ecton acquisition in the fourth quarter of 1999.

On December 23, 1999, we acquired Ecton, a Pennsylvania corporation in the development stage specializing in the design and development of a low cost, portable echocardiography system. The aggregate consideration exchanged in connection with our acquisition of Ecton was 1,413,954 shares of our common stock and $4.0 million in cash. In addition, the merger agreement provides that up to $17.0 million, in either shares of our common stock and/or cash, may be payable to Ecton shareholders depending on the gross profits attributable to the sale or license of Ecton's products through each of the four twelve month periods beginning on July 1, 2000 and ending on June 30, 2004. The merger is intended to be a tax-free reorganization under the Internal Revenue Code and has been accounted for as a purchase.

Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Ecton have been included with ours for periods subsequent to the date of acquisition. The total purchase price of the acquisition was $21.2 million, consisting of stock valued at $16.3 million, cash of $4.0 million and acquisition expenses of $0.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent appraisal and management estimates as follows: in-process research and development of $13.9 million, goodwill of $3.8 million, covenant not to compete of $3.8 million, deferred tax asset of $2.3 million, assembled workforce of $1.2 million, net tangible liabilities acquired of $1.8 million, and deferred tax liability of $2.0 million.

We estimate that $13.9 million of the purchase price represents purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in the fourth quarter of fiscal year 1999 following consummation of the acquisition. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been achieved using appropriate income based valuation methodologies. The value was determined by calculating the estimated stage of completion (expressed as a percentage of completion) for each project, applying the percentage to the expected net cash flows for each project, and discounting the net cash flows back to their present value. The stage of completion was determined by analyzing the costs incurred (as of the valuation date) divided by the total estimated costs to complete the projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Discount rates of 30 to 40 percent were appropriate for the in-process research and development. These discount rates were commensurate with Ecton's stage of development and included factors that took into account the uncertainty surrounding the successful development of the purchased in-process research and development projects, and the uncertainties in the revenue and profitability estimates.

Ecton's primary in-process research and development projects involve designing an echocardiography ultrasound system including the platform for that system, subsequent improvements, and the related technologies. The Ecton echocardiography system is being initially developed as a comprehensive cardiovascular ultrasound system that we anticipate will be simple to use and highly portable. We believe the technology we acquired will allow us to address other ultrasound markets.

The nature of the efforts to develop the in-process technology into commercially viable products principally relates to the completion of certain planning, designing, software programming, prototyping, testing, and certification activities. Anticipated completion dates range from the middle of the year 2000 through the year 2001. Development costs to complete the research and development were estimated to be approximately $4.1 million. The estimated revenues for the in-process projects were expected to begin in the middle of the year 2000 and were also expected to increase for the foreseeable future.

Development of in-process technology remains a substantial risk for us due to many factors including the remaining effort to achieve technical feasibility, rapidly changing customer markets and competitive threats from other companies. The in-process research and development charge valuation was prepared by an independent appraiser of technology assets, based on Ecton's and our inputs, utilizing valuation methodologies and techniques we believe are reasonable.

The agreements signed between us and certain members of Ecton's management team establishing covenants not-to-compete were valued based on assessing the differential cash flows expected from competition in the absence of these agreements. The key differential drivers are expected future lost revenue and incremental research and development costs.

To determine the value of the assembled workforce, we evaluated the workforce in place at the acquisition date and utilized the cost approach to estimate the value of replacing the workforce. Costs considered in replacing the workforce included costs to recruit and interview candidates, as well as the cost to train new employees.

A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of SFAS No. 109.

See also Note 5 to the Consolidated Financial Statements concerning the acquisition of Ecton.

1998 Compared with 1997

Net sales increased 4.0 percent to $455.1 million for the year ended December 31, 1998, compared with $437.8 million for 1997. Worldwide product revenue for the year ended December 31, 1998 increased 3.6 percent to $365.1 million. The increase in product revenue was primarily due to increased domestic sales, mainly within the domestic cardiology market, partially offset by a decrease in international sales. Worldwide sales of our Sequoia and Aspen ultrasound systems, introduced in April and October of 1996, increased over the prior year. As greater numbers of Sequoia and Aspen systems have been sold, we have experienced a decline in sales of our 128XP ultrasound systems, first introduced in 1990. Worldwide service revenue increased 5.5 percent to $90.0 million. The increase was due to greater service contract revenue in connection with our Sequoia and Aspen systems, partially offset by a decline in service revenue from our 128XP systems. As greater numbers of Sequoia and Aspen systems have been sold, we have experienced a decline in service revenue pertaining to our 128XP systems. Domestic revenue increased 8.3 percent to $316.7 million for the year ended December 31, 1998, compared with $292.5 million for 1997. Domestic sales accounted for 69.6 percent of total 1998 sales, compared with 66.8 percent for 1997. International revenue decreased 4.7 percent in 1998 to $138.4 million. International revenues were negatively impacted by economic weakness in selected markets in Asia, Latin America and parts of Europe.

Cost of sales as a percentage of net sales remained relatively consistent between 1998 and 1997. Cost of sales was 52.7 percent of net sales for the year ended December 31, 1998, compared with 52.8 percent for 1997.

Selling, general and administrative expenses for the year ended December 31, 1998 were $127.5 million or 28.0 percent of net sales, compared with $120.5 million, or 27.5 percent of net sales, for 1997. The increase was primarily due to higher selling expenses early in the year resulting from planned additions to our sales organization partially offset by company-wide cost reduction efforts during the third quarter of the year.

Product development spending for the year ended December 31, 1998 was $57.6 million, reflecting a slight increase over the 1997 amount of $57.3 million. As a percentage of net sales, product development spending decreased to 12.6 percent in 1998 compared with 13.1 percent in 1997. The percentage decrease was primarily the result of higher sales in 1998.

Interest income declined from the prior year primarily as a result of lower cash and cash equivalent balances. Interest income was $1.5 million for the year ended December 31, 1998, compared with $2.0 million in 1997.

Interest expense for the year ended December 31, 1998, was $3.1 million compared with $1.2 million in 1997. The increase was the result of greater weighted average short-term borrowings throughout the year.

Provision for income taxes was $7.8 million in 1998 compared with $7.5 million in 1997. Our effective tax rate for 1998 was 27.4 percent compared with 25.0 percent for 1997. The rate increase was primarily due to a change in our domestic and international sales mix. The reduced 1998 provision rate, when compared to the Federal statutory rate of 35.0 percent, was primarily the result of a research and development tax credit.

Net income was $20.8 million in 1998 compared with $22.4 million in 1997. The decrease was primarily the result of higher interest expense incurred in 1998.

Inflation

To date, we have not experienced any significant effects from inflation.

Liquidity and Capital Resources

During 1999, our cash and cash equivalents balance increased $11.8 million to $23.7 million and the net of short-term and long-term borrowings increased $22.5 million to $87.5 million. We generated $25.2 million in cash from operations. Our investing activities for 1999 used $26.9 million in cash. We purchased $21.8 million of equipment during the year, primarily consisting of computer equipment, capitalized software and implementation costs associated with our new enterprise-wide, integrated business information system. Included in 1999 investing activities was $4.4 million incurred in connection with the acquisition of Ecton related to payments to the Ecton shareholders and acquisition costs.

Our 1999 financing activities provided $13.8 million. Issuance of debt of $87.5 million and repayments of short-term borrowings of $65.0 million raised $22.5 million. Our employee participation in our stock option and stock purchase plans added $7.5 million. Also included in the financing activities for 1999 was $16.1 million used for common stock repurchases.

On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. As of December 31, 1998, we had repurchased 3,527,400 shares of the 4,000,000 shares authorized at a cumulative cost of $62.4 million. In 1999, we repurchased the remaining 472,600 shares of the 1996 authorization at a cost of $6.4 million. This completed the 1996 authorization resulting in a cumulative cost of $68.8 million. During the first quarter of 1999, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. In the fourth quarter of 1999, we repurchased 889,900 shares towards the 1999 authorization at a cost of $9.7 million. The total repurchased in 1999 was 1,362,500 shares of common stock for a total cost of $16.1 million. There are 3,110,100 shares of common stock still remaining under the 1999 repurchase authorization.

Working capital at December 31, 1999, increased $86.6 million from the prior year primarily due to the refinancing of short-term borrowings to long-term.
The long-term debt at December 31, 1999 was $85.2 million compared to no long-term debt at the end of 1998. At December 31, 1999, our working capital totaled $186.0 million.

We have a revolving, unsecured credit agreement for $40.0 million, which is in effect through April 8, 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At December 31, 1999, there were no outstanding borrowings under this facility.

We also have an uncommitted, unsecured line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At December 31, 1999, there were no borrowings against this uncommitted line of credit.

During 1999, we entered into a letter agreement with a major financial institution to act as our exclusive placement agent in connection with the issuance of an initial series of unsecured senior notes. On April 9, 1999, we received a total of $75.0 million from the private placement. The senior notes are made up of two series: Series A for a total of $71.0 million and Series B for a total of $4.0 million. The interest rate of these notes ranges from 6.4 percent to 6.6 percent. These notes expire in five to seven years. On December 13, 1999, two subsequent series of unsecured senior notes were issued: Series C for a total of $5.0 million and Series D for a total of $7.5 million. The interest rate of these notes ranges from 7.6 percent to 7.8 percent. These notes expire in five to seven years. We used the proceeds to refinance existing debt and for other working capital and general corporate needs.

Based on our current operating plan, we believe that the liquidity provided by our existing cash balance, cash generated from operations and borrowing arrangements will be sufficient to meet our projected operating and capital requirements for fiscal 2000.

New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 133," "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. We believe the adoption of this statement will not have a significant effect on the results of operations.

Revenue Recognition in Financial Statements: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

We provide credit in the form of trade accounts receivable and leases to hospitals, private and governmental institutions, healthcare agencies, medical equipment distributors and doctors' offices. Our products are manufactured at our world headquarters in Mountain View, California and at other facilities in Canoga Park, California; State College, Pennsylvania; and Ann Arbor, Michigan. The new Cypress product will be contract manufactured in Pennsylvania. Our products are sold through a direct sales force in North America, Europe, Australia and Japan, and through independent distributors in Europe, Asia, South America and the Middle East. We do not generally require collateral to support customer receivables. We perform ongoing credit evaluations of our customers and maintain allowances which management believes are adequate for potential credit losses. Sales to distributors are on the basis of an arms-length transaction and do not include any special return rights and/or price protection features.

Financial Instruments and Credit Risk

We enter into forward foreign currency exchange contracts to hedge our exposure to fluctuations in foreign currency exchange rates. We designate, and accordingly account for, these transactions as hedges based upon the contracts' anticipated effectiveness at reducing our exposure to foreign currency exchange rate risk. Gains and losses are recorded in income in the same period as gains and losses on the underlying transactions being hedged. If an underlying transaction is terminated earlier than anticipated, the offsetting gain or loss on the forward exchange contract would be recorded in income in the same period. Currently, we neither engage in foreign currency speculation nor hold or issue financial instruments for trading purposes. Because we only enter into forward currency exchange contracts as hedges, any change in currency rates should not normally result in a material gain or loss, as any gain or loss on the underlying transaction would be offset by the gain or loss on the forward currency contract. For this reason, we believe that neither our exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions and the contract terms are typically not more than three months.

At December 31, 1999, we had outstanding forward foreign currency exchange contracts of approximately $58.0 million. The contracts have maturity dates of February 2000. Included in the total above are contracts to sell approximately $40.4 million in Euros, $5.4 million in Japanese yen, $4.3 million in Australian dollars, $4.1 million in Swedish krona, $2.2 million in British pounds, $893 thousand in Danish krone, and $723 thousand in Norwegian krone. The carrying value of these contracts approximates their fair market value as of the year end.

--------------------------------------------------------------------------------

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the Company's consolidated Financial Statements and Schedule, and the report of the independent public accountants appear in Part III of this Form 10-K. Selected quarterly financial data appear in Item 6 above.

--------------------------------------------------------------------------------

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

--------------------------------------------------------------------------------

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information required by Item 10 of Form 10-K with respect to directors is incorporated by reference to the information contained in the sections captioned "Nomination and Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2000 (the "Proxy Statement"). See also pages 15 and 16 of this Form 10-K.

Executive Officers. See pages 15 and 16 of this Form 10-K.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Proxy Statement.

--------------------------------------------------------------------------------

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Other Transactions" in the Proxy Statement.

--------------------------------------------------------------------------------

ITEM 14
EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.  See page F-1 for index to financial statements.

The following financial statements of the Registrant are filed as part of this report:

  Report of Independent Public Accountants
  Consolidated Balance Sheets as of December 31, 1999 and 1998
  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
  Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. See page F-1 for index to financial statements.

The following financial statement schedules of Acuson Corporation are filed as part of this report:

  Schedule II - Valuation and Qualifying Accounts

(a)(3)  Exhibits.

The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

2.1  &&&            Agreement and Plan of Merger And Reorganization, dated
                    September 15, 1999, by and among the Company, Echo
                    Acquisition Corp. and Ecton, Inc. (Exhibit 10.3)

2.2  &&&&           Amendment No. 1 to Agreement and Plan of Merger And
                    Reorganization, dated November 30, 1999, by and among the
                    Company, Echo Acquisition Corp. and Ecton, Inc. (Exhibit
                    99.1)

3.1  *              Restated Certificate of Incorporation, as amended (Exhibit
                    3.8)

3.2  \              Bylaws, as amended (Exhibit 3.2)

4.1  **             Rights Agreement, dated as of June 8, 1998, between Acuson
                    Corporation and BankBoston, N.A., as Rights Agent, as amended (Exhibit 1)

10.1  /// (1)       The Company's 1986 Supplemental Stock Option Plan, as
                    amended (Exhibit 10.3)

10.2  /  (1)        Form of Supplemental Stock Option (Exhibit 10.7)

10.3  *             Series A Preferred Stock Purchase Agreement, dated January
                    6, 1982, between the Company and the Purchasers listed on Schedule A thereto (Exhibit 10.8)

10.4  *             Series B Preferred Stock Purchase Agreement, dated March 29,
                    1983, between the Company and the Purchasers listed on Schedule A thereto (Exhibit 10.9)

10.5  *             Series C Convertible Preferred Stock Purchase Agreement,
                    dated March 30, 1984, between the Company and the Purchasers listed on Exhibit A thereto (Exhibit 10.10)

10.6  \  (1)        The Company's 1991 Stock Incentive Plan, as amended (Exhibit
                    10.14)

10.7  \  (1)        Form of the Company's Supplemental and Non-Employee Director
                    Supplemental Options under the 1991 Stock Incentive Plan and related exercise documents, as amended (Exhibit 10.15)

10.8  //// (1)      Form of Amendment Number 1 to Supplemental Stock Option
                    Terms Under the Company's 1986 Supplemental Stock Plan and
                    1991 Stock Incentive Plan (Exhibit 10.1)

10.9  //// (1)      Form of Supplemental Stock Option Terms Under the Company's
                    1991 Stock Incentive Plan (Exhibit 10.2)

10.10 \  (1)        The Company's 1995 Employee Stock Purchase Plan, as amended
                    (Exhibit 10.22)

10.11 \  (1)        The Company's 1995 Stock Incentive Plan, as amended (Exhibit
                    10.24)

10.12  \            Credit Agreement, dated March 28, 1997, between Acuson
                    Corporation and ABN AMRO Bank N. V., as Agent for Lenders, as amended (Exhibit 10.24)

10.13  (1)          Acuson Management Incentive Plan, as amended

10.14  &  (1)       Non-Negotiable Secured Promissory Note, dated April 24,
                    1998, of Edward P. Cornell (Exhibit 10.1)

10.15  &  (1)       Deed of Trust, dated April 24, 1998, between Edward P.
                    Cornell and Commonwealth Land Title Company, as Trustee
                    (Exhibit 10.2)

10.16  \            Promissory Note, dated September 11, 1998, between Acuson
                    Corporation and Banque Nationale de Paris (Exhibit 10.28)

10.17  \            Letter agreement, dated September 11, 1998, between Acuson
                    Corporation and Banque Nationale de Paris (Exhibit 10.29)

10.18 Credit Agreement, dated April 9, 1999, between Acuson Corporation and ABN AMRO BANK N.V., as agent for lenders, as amended

10.19 Note Purchase Agreement, dated April 9, 1999, between Acuson Corporation and each of the purchasers listed in Schedule A to this Agreement, as amended

10.20  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Cudd & Co. (Exhibit 10.3)

10.21  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and J. Romeo & Co. (Exhibit 10.4)

10.22  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Atwell & Co. (Exhibit 10.5)

10.23  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Hare & Co. (Exhibit 10.6)

10.24  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Northern Life Insurance Company
                    (Exhibit 10.7)

10.25  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Reliastar Life Insurance Company
                    (Exhibit 10.8)

10.26  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Sigler & Co. (Exhibit 10.9)

10.27  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and American United Life Insurance
                    Company (Exhibit 10.10)

10.28  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and American United Life Insurance
                    Company (Exhibit 10.11)

10.29  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Modern Woodmen of America (Exhibit
                    10.12)

10.30  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Nationwide Life Insurance Company
                    (Exhibit 10.13)

10.31  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Nationwide Life and Annuity Insurance
                    Company (Exhibit 10.14)

10.32  &&           Series A Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Allied Life Insurance Company B
                    (Exhibit 10.15)

10.33  &&           Series B Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Provident Mutual Life Insurance
                    Company (Exhibit 10.16)

10.34  &&           Series B Senior Unsecured Note, dated April 9, 1999, between
                    Acuson Corporation and Provident Mutual Life & Annuity
                    Company of America (Exhibit 10.17)

10.35  &&&  (1)     Notice of Grant of Stock Options and Grant Agreement (A) by
                    and between Daniel Dugan and the Company, effective February
                    19, 1999 (Exhibit 10.1)

10.36  &&&  (1)     Notice of Grant of Stock Options and Grant Agreement (B) by
                    and between Daniel Dugan and the Company, effective February
                    19, 1999 (Exhibit 10.2)

10.37  \  (1)       Form of Change of Control Agreement for Certain Executive
                    Officers of the Company (Exhibit 10.30)

10.38  \  (1)       Form of the Company's 1995 Stock Incentive Plan (Exhibit
                    10.31)

10.39 List of Executive Officers with whom the Company has entered into a Change of Control Agreement

10.40 Series C Senior Unsecured Note, dated December 13, 1999, between Acuson Corporation and Modern Woodmen of America

10.41 Series D Senior Unsecured Note, dated December 13, 1999, between Acuson Corporation and J. Romeo and Company

10.42 Supplemental Note Purchase Agreement, dated December 13, 1999, between Acuson Corporation, Modern Woodmen of America and J. Romeo and Company.

11.1 @ Statement regarding computation of per share earnings for the fiscal year ended December 31, 1994 (Exhibit 11.6)

21.1                Subsidiaries of the Company

23.1                Consent of Arthur Andersen LLP, Independent Public
                    Accountants

27.1                Financial Data Schedule for the year ended December 31, 1999

* Incorporated by reference to the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 33-7838), as amended.

** Incorporated by reference to the indicated exhibit in the Company's Form 8-A dated December 31, 1998.

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

&& Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended July 3, 1999.

&&& Incorporated by reference to the indicated exhibit in the Company's Form 10-Q Quarterly Report for the quarterly period ended October 2, 1999.

&&&& Incorporated by reference to the indicated exhibit in the Company's Form 8-K Current Report dated November 30, 1999.

\ Incorporated by reference to the indicated exhibit in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1998.

(1) Management contract or compensatory plan required to be filed as an exhibit.

(b)  Reports on Form 8-K.

The Company filed a report on Form 8-K on December 6, 1999 to announce the November 30, 1999 amendment of the Agreement and Plan of Merger and Reorganization, dated September 15, 1999, by and among the Company, Echo Acquisition Corp. and Ecton, Inc. and to file a copy of this amendment.

(c)  Financial Data Schedule.

See Exhibit Index of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACUSON CORPORATION

March 15, 2000                             By: /s/ Samuel H. Maslak
                                           ------------------------
                                           Samuel H. Maslak
                                           Chairman and Chief Executive Officer

March 15, 2000                             By: /s/ Barry Zwarenstein
                                           -------------------------
                                           Barry Zwarenstein
                                           Vice President, Chief Financial
                                           Officer (Principal Financial Officer)

March 15, 2000                             By: /s/ L. Thomas Morse
                                           -----------------------
                                           L. Thomas Morse
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel H. Maslak and Barry Zwarenstein or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                      Title                                       Date
---------------------------------------------------------------------------------------------------------------
/s/ Samuel H. Maslak                     Chairman and Chief Executive Officer                  March 15, 2000
--------------------
(Samuel H. Maslak)

/s/ Robert J. Gallagher                  President and Chief Operating Officer                 March 15, 2000
-----------------------
(Robert J. Gallagher)

/s/ Barry Zwarenstein                    Vice President, Chief Financial Officer               March 15, 2000
---------------------
(Barry Zwarenstein)                      (Principal Financial Officer)

/s/ L. Thomas Morse                      Vice President, Corporate Controller                  March 15, 2000
-------------------
(L. Thomas Morse)                        (Principal Accounting Officer)

/s/ Albert L. Greene                     Director                                              March 15, 2000
--------------------
(Albert L. Greene)

/s/ Karl H. Johannsmeier                 Director                                              March 15, 2000
------------------------
(Karl H. Johannsmeier)

/s/ William J. Mercer                    Director                                              March 15, 2000
---------------------
(William J. Mercer)

ACUSON CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Pages
                                                                                  -----
Consolidated Financial Statements:

  Report of Independent Public Accountants                                         F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                     F-3

  Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999, 1998 and 1997                          F-4

  Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997                          F-5

  Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997                          F-6

  Notes to Consolidated Financial Statements                                       F-7

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                                  F-19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Acuson Corporation:

We have audited the accompanying consolidated balance sheets of Acuson Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acuson Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP


San Jose, California
January 31, 2000

ACUSON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

December 31,                                                                             1999             1998
-----------------------------------------------------------------------------------------------------------------
Assets
Current Assets
 Cash and cash equivalents                                                             $  23,704        $  11,914
 Accounts receivable, net of allowance for doubtful accounts
  of $3,488 in 1999 and $3,561 in 1998.                                                  157,483          153,672
 Inventories                                                                              97,243           82,794
 Deferred income taxes                                                                    18,945           21,441
 Other current assets                                                                     23,649           19,059
                                                                                       ---------        ---------
   Total current assets                                                                  321,024          288,880
                                                                                       ---------        ---------

Property and Equipment, at cost
 Furniture and fixtures                                                                   17,315           17,087
 Test equipment                                                                           41,111           40,764
 Machinery and equipment                                                                 154,582          144,467
 Leasehold improvements                                                                   29,436           27,675
                                                                                       ---------        ---------
  Gross property and equipment, at cost                                                  242,444          229,993
 Accumulated depreciation and amortization                                              (165,471)        (150,984)
                                                                                       ---------        ---------
   Total property and equipment, net                                                      76,973           79,009
                                                                                       ---------        ---------

Other Assets
 Net investment in leases, net of current portion                                         16,553           15,450
                                                                                       ---------        ---------
 Other long-term and intangible assets, net                                               24,971           11,733
                                                                                       ---------        ---------

   Total assets                                                                        $ 439,521        $ 395,072
                                                                                       =========        =========

Liabilities and Stockholders' Equity
Current Liabilities
 Short-term borrowings                                                                 $      --        $  65,000
 Current portion of long-term debt                                                         2,300               --
 Accounts payable                                                                         28,078           26,629
 Accrued compensation                                                                     31,514           32,703
 Deferred revenue                                                                         22,054           20,209
 Accrued warranty                                                                          8,009            8,298
 Accrued income taxes                                                                     17,371           11,378
 Customer deposits                                                                         7,071            8,595
 Other accrued liabilities                                                                18,622           16,672
                                                                                       ---------        ---------
   Total current liabilities                                                             135,019          189,484
                                                                                       ---------        ---------

Long-term debt                                                                            85,200               --
                                                                                       ---------        ---------

Commitments and Contingencies (Note 6)
Stockholders' Equity
 Preferred stock, par value $0.0001: authorized, 10,000 shares;
  outstanding, none                                                                           --               --
 Common stock and additional paid-in capital, common stock par value
  $0.0001: authorized, 50,000 shares; outstanding, 27,386 shares in 1999
  and 26,746 shares in 1998                                                              143,433          125,015
 Deferred compensation, net of amortization                                                 (720)              --
 Accumulated other comprehensive loss                                                     (2,255)          (1,099)
 Retained earnings                                                                        78,844           81,672
                                                                                       ---------        ---------
   Total stockholders' equity                                                            219,302          205,588
                                                                                       ---------        ---------

   Total liabilities and stockholders' equity                                          $ 439,521        $ 395,072
                                                                                       =========        =========

The accompanying notes are an integral part of these consolidated statements.

ACUSON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

Year Ended December  31,                                             1999             1998            1997
------------------------------------------------------------------------------------------------------------
Net Sales
  Product                                                          $380,504         $365,111        $352,476
  Service                                                            95,397           89,978          85,286
                                                                   --------         --------        --------

   Total net sales                                                  475,901          455,089         437,762
                                                                   --------         --------        --------

Cost of Sales
  Product                                                           208,410          192,736         187,737
  Service                                                            46,944           47,004          43,266
                                                                   --------         --------        --------

   Total cost of sales                                              255,354          239,740         231,003
                                                                   --------         --------        --------

   Gross profit                                                     220,547          215,349         206,759
                                                                   --------         --------        --------

Operating Expenses
  Selling, general and administrative                               130,682          127,450         120,499
  Product development                                                57,902           57,598          57,286
  Purchased research and development                                 13,900               --              --
                                                                   --------         --------        --------

   Total operating expenses                                         202,484          185,048         177,785
                                                                   --------         --------        --------

   Income from operations                                            18,063           30,301          28,974

  Interest expense                                                   (5,047)          (3,129)         (1,179)
  Interest income                                                     1,393            1,489           2,038
                                                                   --------         --------        --------

   Income before income taxes                                        14,409           28,661          29,833

  Provision for income taxes                                          7,749            7,839           7,456
                                                                   --------         --------        --------

   Net income                                                      $  6,660         $ 20,822        $ 22,377
                                                                   ========         ========        ========

Earnings Per Share
  Basic                                                            $   0.25         $   0.75        $   0.78
                                                                   ========         ========        ========
  Diluted                                                          $   0.24         $   0.73        $   0.73
                                                                   ========         ========        ========

Weighted average common and common equivalent shares
 outstanding
  Basic                                                              26,769           27,835          28,807
                                                                   ========         ========        ========
  Diluted                                                            27,194           28,601          30,627
                                                                   ========         ========        ========

------------------------------------------------------------------------------------------------------------

Net income                                                         $  6,660         $ 20,822        $ 22,377

Other comprehensive income (loss), net of tax
 Foreign currency translation adjustments                            (1,156)             373          (1,999)
                                                                   --------         --------        --------

Comprehensive income                                               $  5,504         $ 21,195        $ 20,378
                                                                   ========         ========        ========

The accompanying notes are an integral part of these consolidated statements.

ACUSON CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

For the Three Years Ended December 31, 1999                                       Accumulated
                                                                      Deferred        Other                        Total
                                                   Common Stock       Compen-    Comprehensive     Retained     Stockholders'
                                                 Shares    Amount      sation     Income (loss)    Earnings       Equity
                                               ------------------------------------------------------------------------------
Balance, December 31, 1996                       28,246   $102,756    $     --          $   527    $ 91,773        $195,056

Net income                                           --         --          --               --      22,377          22,377
Foreign currency translation adjustments             --         --          --           (1,999)         --          (1,999)
Exercise of stock options at $7.17 to
 $20.63 per share                                 1,142     14,579          --               --          --          14,579
Repurchase of common stock at $15.93 to
 $28.75 per share                                (1,561)    (6,604)         --               --     (26,547)        (33,151)
Issuance of stock under employee stock
 purchase plan at $11.69 and $22.90
 per share                                          417      6,267          --               --          --           6,267
Tax benefit of employee stock transactions           --      6,970          --               --          --           6,970
                                               ----------------------------------------------------------------------------
Balance, December 31, 1997                       28,244   $123,968          --          $(1,472)   $ 87,603        $210,099

Net income                                           --         --          --               --      20,822          20,822
Foreign currency translation adjustments             --         --          --              373          --             373
Exercise of stock options at $10.75 to
 $18.92 per share                                   373      4,994          --               --          --           4,994
Repurchase of common stock at $13.75 to
 $19.89 per share                                (2,265)   (10,451)         --               --     (26,753)        (37,204)
Issuance of stock under employee stock
 purchase plan at $15.62 and $12.43
per share                                           394      5,529          --               --          --           5,529
Tax benefit of employee stock transactions           --        975          --               --          --             975
                                               ----------------------------------------------------------------------------
Balance, December 31, 1998                       26,746   $125,015          --          $(1,099)   $ 81,672        $205,588

Net income                                           --         --          --               --       6,660           6,660
Foreign currency translation adjustments             --         --          --           (1,156)         --          (1,156)
Exercise of stock options at $10.00 to
 $17.94 per share                                   150      1,829          --               --          --           1,829
Repurchase of common stock at $10.77 to
 $15.53 per share                                (1,362)    (6,624)         --               --      (9,488)        (16,112)
Issuance of stock under employee stock
 purchase plan at $12.86 per share                  438      5,630          --               --          --           5,630
Common stock issued in connection with
 Ecton acquisition                                1,414     16,308          --                                       16,308
Tax benefit of employee stock transactions           --        375          --               --          --             375
Deferred compensation                                          900        (900)                                           0
Amortization of deferred compensation                                      180                                          180
                                               ----------------------------------------------------------------------------
Balance, December 31, 1999                       27,386   $143,433       $(720)         $(2,255)   $ 78,844        $219,302
                                               ============================================================================

The accompanying notes are an integral part of these consolidated statements.

ACUSON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,                                                         1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

 Net income                                                                   $  6,660       $ 20,822       $ 22,377
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                 23,141         23,067         22,356
  Write-off of acquired in-process research and development                     13,900             --             --
  Amortization of goodwill                                                          38             --             --
  Amortization of deferred non-cash compensation                                   180             --             --
  Provision for losses on accounts receivables                                     575            212            868
  Tax benefit of employee stock transactions                                       375            975          6,970
  Changes in:
    Accounts receivable                                                         (5,549)       (22,513)       (39,665)
    Leases receivable                                                          (27,964)       (26,688)       (20,293)
    Proceeds from sales of leases receivable                                    24,142         19,976         18,595
    Inventories                                                                (14,417)        (7,308)         7,439
    Deferred income taxes                                                          704          3,190         (3,697)
    Other assets                                                                (2,905)          (686)         5,960
    Accounts payable                                                             1,368          4,540          1,950
    Accrued compensation                                                          (740)         1,788          2,976
    Deferred revenue                                                             1,987         (1,501)        (1,700)
    Accrued warranty                                                              (289)          (657)         2,931
    Accrued income taxes                                                         5,978         (2,762)         4,182
    Customer deposits                                                           (1,383)         1,417            386
    Other accrued liabilities                                                     (588)         3,163           (358)
                                                                              --------       --------       --------

     Net cash provided by operating activities                                  25,213         17,035         31,277
                                                                              --------       --------       --------

Cash flows from investing activities

 Purchases of property and equipment                                           (21,826)       (31,288)       (37,377)
 Sale of fixed assets                                                              387            258          8,850
 Cash paid in connection with acquisition of Ecton, net of cash acquired        (4,400)            --             --
 Increase in other assets                                                       (1,022)          (618)          (427)
                                                                              --------       --------       --------

     Net cash used in investing activities                                     (26,861)       (31,648)       (28,954)
                                                                              --------       --------       --------

Cash flows from financing activities

 Proceeds from bank borrowings                                                  87,500         50,500         35,000
 Repayment of and proceeds from short-term borrowings, net                     (65,000)       (17,500)       (16,000)
 Repurchase of common stock                                                    (16,112)       (39,977)       (33,315)
 Proceeds from issuance of common stock under stock plans                        7,459         10,524         20,846
                                                                              --------       --------       --------

     Net cash provided by financing activities                                  13,847          3,547          6,531
                                                                              --------       --------       --------

Effect of exchange rate changes on cash and cash equivalents                      (409)           245           (532)
                                                                              --------       --------       --------

 Net increase (decrease) in cash and cash equivalents                           11,790        (10,821)         8,322

Cash and cash equivalents, beginning of year                                    11,914         22,735         14,413
                                                                              --------       --------       --------

Cash and cash equivalents, end of year                                        $ 23,704       $ 11,914       $ 22,735
                                                                              ========       ========       ========

  The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Operations

Founded in 1981, Acuson Corporation (the "Company") is a United States-based multinational corporation. The Company is a leading manufacturer, worldwide marketer and service provider of systems that generate, display, archive and retrieve medical diagnostic ultrasound images. The markets for Acuson products are North America, Europe, Australia, Asia, South America and the Middle East. The Company's products are sold primarily to hospitals, private and governmental institutions, healthcare agencies, medical equipment distributors and doctors' offices. The Company operates in two business segments: product and service.

Note 2.   Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies: The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at current exchange rates as of the applicable balance sheet date. Sales and expenses are translated at the average exchange rates prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity.

Concentration of Credit Risk: The Company provides credit in the form of trade accounts receivable and leases to hospitals, private and governmental institutions, healthcare agencies, medical equipment distributors and doctors' offices. The Company's products are manufactured at its world headquarters in Mountain View, California and at other facilities in Canoga Park, California; State College, Pennsylvania; and Ann Arbor, Michigan. The new Cypress product will be contract manufactured in Pennsylvania. The Company's products are sold through a direct sales force in North America, Europe, Australia and Japan, and through independent distributors in Europe, Asia, South America and the Middle East. The Company does not generally require collateral to support customer receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses. Sales to distributors are on the basis of an arms-length transaction and do not include any special return rights and/or price protection features.

Financial Instruments and Credit Risk: The Company enters into forward foreign currency exchange contracts to hedge its exposure to fluctuations in foreign currency exchange rates. The Company designates, and accordingly accounts for, these transactions as hedges based upon the contracts' anticipated effectiveness at reducing the Company's exposure to foreign currency exchange rate risk. Gains and losses are recorded in income in the same period as gains and losses on the underlying transactions being hedged. If an underlying transaction is terminated earlier than anticipated, the offsetting gain or loss on the forward exchange contract would be recorded in income in the same period. Currently, the Company neither engages in foreign currency speculation nor holds or issues financial instruments for trading purposes. Because the Company only enters into forward currency exchange contracts as hedges, any change in currency rates should not normally result in a material gain or loss, as any gain or loss on the underlying transaction would be offset by the gain or loss on the forward currency contract. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions and the contract terms are typically not more than three months.

At December 31, 1999, the Company had outstanding forward foreign currency exchange contracts of approximately $58.0 million. The contracts have maturity dates of February 2000. Included in the total above are contracts to sell approximately $40.4 million in Euros, $5.4 million in Japanese yen, $4.3 million in Australian dollars, $4.1 million in Swedish krona, $2.2 million in British pounds, $893 thousand in Danish krone, and $723 thousand in Norwegian krone. The carrying value of these contracts approximates their fair market value as of the year end.

Derivatives: The Company's only use of derivative securities is its routine usage of forward foreign exchange contracts to hedge foreign currency exposure.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. The components of inventories were as follows as of December 31 (in thousands):

                                                         1999           1998
--------------------------------------------------------------------------------
Raw materials                                          $27,322        $25,052
Work-in-process                                         23,446         21,656
Finished goods                                          46,475         36,086
                                                       -------        -------

     Total inventories                                 $97,243        $82,794
                                                       =======        =======

Property and Equipment: Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

--------------------------------------------------------------------------------

Furniture and fixtures                                                   5 years
Test equipment                                                         3-5 years
Machinery and equipment                                                3-6 years
Leasehold improvements                                             Term of lease

Intangible assets: Intangible assets are amortized over estimated useful lives as follows:

--------------------------------------------------------------------------------

Goodwill                                                                 7 years
Covenant not to compete                                                  5 years
Assembled workforce                                                      3 years

The assembled workforce, covenant not to compete and goodwill will be amortized on a straight-line basis.

Revenue Recognition: Revenues from equipment sales and sales-type leases are generally recognized when the equipment has been shipped and lease contracts, if applicable, have been executed. Estimated costs of installation, which consist of simple routine set up processes, are minimal and are accrued at the time revenue is recognized. Service revenues are recognized ratably over the contractual period or as the services are provided.

Product Warranty: The Company provides, at the time of sale, for estimated warranty costs. The Company warrants its systems products for a period of one year and its option products for 90 days. The Company's warranty costs are included in cost of product sales.

Advertising Costs: The Company accounts for advertising costs in accordance with Statement of Position No. 97-3, "Reporting on Advertising Costs." Advertising costs are expensed during the period in which they are incurred. For the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising expenses of $5.9 million, $4.7 million, and $5.6 million, respectively.

Consolidated Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For purposes of the statements of cash flows, the Company classifies cash flows from hedging contracts in the same category as the cash flows from the items being hedged.

Cash paid for income taxes and interest expense were as follows for each of the years ended December 31 (in thousands):

                                        1999            1998            1997
--------------------------------------------------------------------------------
Income taxes                           $4,509          $3,058          $  953
Interest expense                       $4,099          $2,945          $1,137

Comprehensive Income: The Company has adopted Statement of Financial Accounting Standards "SFAS No. 130," "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distribution to owners. The primary difference between net income and comprehensive income, for the Company, is due to foreign currency translation adjustments. See Note 10 to the consolidated financial statements for further discussion.

Segment Reporting: The Company has adopted Statement of Financial Accounting Standards "SFAS No. 131," "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes "SFAS No. 14," "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. See Note 11 to the consolidated financial statements for further discussion.

Reclassifications: Certain information reported in previous years has been reclassified to conform to the 1999 presentation.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 133," "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

Revenue Recognition in Financial Statements: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on the Company's consolidated results of operations and financial position.

Note 3.  Short-Term Borrowings

The Company has a revolving, unsecured credit agreement for $40.0 million, which expires April 8, 2000. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At December 31, 1999, there were no outstanding borrowings under this facility.

The Company also has an uncommitted, unsecured line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At December 31, 1999, there were no borrowings against this uncommitted line of credit.

On April 9, 1999 the Company issued $75.0 million unsecured senior notes. The senior notes are made up of two series: Series A for a total of $71.0 million and Series B for a total of $4.0 million. The interest rate of these notes ranges from 6.4 percent to 6.6 percent. These notes expire in five to seven years. On December 13, 1999, two subsequent series of unsecured senior notes were issued: Series C for a total of $5.0 million and Series D for a total of $7.5 million. The interest rate of these notes ranges from 7.6 percent to 7.8 percent. These notes expire in five to seven years. The Company used the proceeds to refinance existing debt and for other working capital and general corporate needs.

Note 4.  Net Investment in Sales-Type Leases

The Company leases equipment to customers under sales-type leases as defined in SFAS No. 13. The Company's leasing operations consist of leases of medical equipment which expire over a period of one to six years. The following lists the components of the net investment in sales-type leases as of December 31, 1999 and 1998 (in thousands):

December 31,                                                         1999          1998
-----------------------------------------------------------------------------------------
Minimum amounts receivable                                        $25,276        $22,063
Less: Allowance for uncollectibles                                   (362)          (682)
                                                                  -------        -------
   Net minimum lease payments receivable                           24,914         21,381
Estimated residual values of leased property                          346            346
Less: Unearned interest income                                       (177)          (259)
                                                                  -------        -------

   Net investment in leases                                        25,083         21,468
Less: Current portion (included in other current assets)           (8,530)        (6,018)
                                                                  -------        -------

   Long-term portion                                              $16,553        $15,450
                                                                  =======        =======

Minimum amounts receivable under existing leases as of December 31, 1999, were as follows (in thousands):

                                                                          Amount
--------------------------------------------------------------------------------
2000                                                                     $ 8,885
2001                                                                       7,955
2002                                                                       4,424
2003                                                                       2,352
2004                                                                       1,295
Thereafter                                                                   365
                                                                         -------
  Total minimum amounts receivable                                       $25,276
                                                                         =======

The Company frequently transfers future payments under many of its lease contracts to a financing institution. Such transfers are accounted for under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Transfers are recorded as sales when control of the related receivables has been surrendered. The Company records the fair value of its estimated recourse liability upon completion of the transfer. During 1999, 1998 and 1997, the Company sold portions of its lease portfolio for approximately $24.1 million, $20.0 million and $18.4 million, respectively. At December 31, 1999, the maximum recourse liability to the Company under these transactions was approximately $11.9 million.

Note 5.  Acquisition

On December 23, 1999, the Company acquired Ecton, Inc. ("Ecton"), a Pennsylvania corporation in the development stage specializing in the design and development of a low cost, portable echocardiography system. The aggregate consideration exchanged in connection with the acquisition of Ecton by Acuson was 1,413,954 shares of the Company's common stock, valued at $11.53 per share, and $4.0 million in cash. In addition, the merger agreement provides that up to $17.0 million, in either shares of the Company's common stock and/or cash, may be payable to Ecton shareholders depending on the gross profits attributable to the sale or license of Ecton's products through each of the four twelve month periods beginning on July 1, 2000 and ending on June 30, 2004. The merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and was accounted for as a purchase in accordance with the provisions of APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Ecton have been included with those of the Company for the period subsequent to the date of acquisition. The total purchase price of the acquisition was $21.2 million, consisting of stock valued at $16.3 million, cash of $4.0 million and acquisition expenses of $0.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent appraisal and management estimates as follows (in millions):

                                                                         Amount
--------------------------------------------------------------------------------
In-process research and development                                      $ 13.9
Goodwill                                                                    3.8
Covenant not to compete                                                     3.8
Deferred tax asset                                                          2.3
Assembled workforce                                                         1.2
Net tangible liabilities acquired                                          (1.8)
Deferred tax liability                                                     (2.0)
                                                                         ------
  Total                                                                  $ 21.2
                                                                         ======

Upon the acquisition of Ecton the Company expensed $13.9 million related to Ecton's in process research and development that had not yet reached technological feasibility and has no alternative future use. The intangible assets, consisting of workforce in place, covenant not to compete, and goodwill will be amortized on a straight-line basis over three, five and seven years, respectively. Amortization expense of intangible assets was $38,000 for the eight days ended December 31, 1999.

As discussed above, Ecton is in the development stage, has not generated product revenues to date and has incurred expenses of $4.4 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively. The pro forma results reflecting the Ecton acquisition as if it occurred at the beginning of each year would be net income of $3.4 million and $19.5 million for 1999, and 1998, respectively and fully diluted earnings per share of $0.12 and $0.65 for 1999 and 1998, respectively.

Note 6.  Commitments and Contingencies

Lease Commitments:

The Company leases its facilities and certain other equipment under operating lease agreements expiring through May 2012. Future minimum lease payments as of December 31, 1999, were as follows (in thousands):

                                                                         Amount
--------------------------------------------------------------------------------
2000                                                                    $ 12,554
2001                                                                      11,595
2002                                                                      12,860
2003                                                                      13,807
2004                                                                      12,726
Thereafter                                                                84,697
                                                                        --------

      Total future minimum lease payments                               $148,239
                                                                        ========

Facility rent expense was approximately $12.3 million, $12.5 million, and $12.1 million in 1999, 1998, and 1997, respectively.

Legal Contingencies:

On October 27, 1994, the Company was sued in Ghent, Belgium, by Cormedica NV, in connection with the Company's termination of its distributor relationship with Cormedica. In the suit, Cormedica seeks indemnities and damages in the amount of approximately $2.5 million, plus interest. The Company intends to defend this suit vigorously. This suit is still in the fact-finding stage.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Note 7.  Common Stock

Preferred Stock Purchase Rights: During 1998, the Company authorized and declared a dividend distribution of one preferred stock purchase Right for each outstanding share of common stock to stockholders of record at the close of business on June 8, 1998, and authorized the issuance of one preferred stock purchase Right (a "Right") with each future share of common stock issued by the Company before the Rights become exercisable, or before the Rights are redeemed by the Company, or before the Rights expire on June 8, 2008. The Rights will attach to all certificates representing shares of outstanding common stock of the Company and will not be exercisable or transferable apart from the common stock until ten days after another person or group of persons acquires 15 percent (or in certain circumstances, 20 percent) or more of the Company's common stock or commences a tender or exchange offer for at least 15 percent (or in certain circumstances, 20 percent) of the Company's common stock (as more fully described in the Amended and Restated Rights Agreement incorporated herein by reference as Exhibit 4.1 hereto). Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock (a "Unit") at $120 per Unit, subject to adjustments for dilutive events. If, after the Rights have been distributed, either the acquiring party holds 15 percent (or in certain circumstances, 20 percent) or more of the Company's common stock or the Company is a party to a merger or other acquisition transaction (other than a merger or other acquisition transaction pursuant to a merger or other acquisition agreement approved by the Company's Board of Directors), then each Right (other than those held by the acquiring party) will entitle the holder to receive, upon exercise, that number of Units or shares of common stock of the surviving company with a value equal to two times the exercise price of the Right. The Board of Directors may redeem the Rights, at any time until the tenth day following an announcement of the acquisition of 15 percent (or in certain circumstances, 20 percent) or more of the Company's common stock, at $0.01 per Right, payable in cash, common shares or other consideration. In addition, the Board of Directors may also, without consent of the holders of the Rights, amend the terms of the Rights to lower the threshold for exercisability of the Rights.

Deferred Compensation Expense: In connection with the grant of certain stock options to an employee during fiscal 1999 the Company recorded deferred compensation of approximately $0.9 million, representing the difference between the estimated fair value of the common stock and the option exercise price at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options using a straight-line method of amortization. The Company recorded amortization of deferred compensation of $0.2 million for the year ended, December 31, 1999.

Stock Option Plans: In May 1995, the stockholders approved the Company's 1995 Stock Incentive Plan (the "1995 Plan") which authorizes the issuance of up to 3,500,000 shares of common stock in the form of options, restricted stock grants or bonuses and stock appreciation rights. In addition, the Company has in effect a 1991 Stock Incentive Plan (the "1991 Plan"). Under the 1995 Plan and the 1991 Plan, incentive and supplemental stock options may be granted to employees, directors and consultants to purchase common stock at a price which is not less than 100 percent of the market value (or 10 percent for supplemental stock options) of the shares at the grant date. The options can be granted for periods of up to ten years and are subject to exercise and vesting schedules as determined by the Board of Directors. Options covering 527,644 shares were available for future grant at December 31, 1999.

On August 2, 1994, the Board of Directors approved an amendment to outstanding non-qualified stock options that, in general, provides for accelerated vesting of such options in the event that some person or entity acquires more than 20 percent of the Company's then outstanding stock without the approval of the Board of Directors.

The following table summarizes option activity for the past three years (in thousands, except per share amounts):

                                                                Weighted Average
                                                  Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                   6,420             $13.44
  Granted                                            490             $21.24
  Exercised                                       (1,142)            $12.53
  Expired or canceled                               (267)            $14.55
                                                  ------

Outstanding at December 31, 1997                   5,501             $14.27
  Granted                                          1,082             $16.90
  Exercised                                         (373)            $13.47
  Expired or canceled                               (707)            $16.33
                                                  ------

Outstanding at December 31, 1998                   5,503             $14.57
  Granted                                          1,833             $13.85
  Exercised                                         (150)            $12.36
  Expired or canceled                               (314)            $15.75
                                                  ------

Outstanding at December 31, 1999                   6,872             $14.38
                                                  ======

The following table summarizes information about stock options outstanding at December 31, 1999:

                                    Options Outstanding                         Options Exercisable
                     -----------------------------------------------    ---------------------------------
                                       Weighted
                                        Average
                                       Remaining         Weighted                             Weighted
Range of Exercise       Number        Contractual         Average            Number           Average
     Prices          Outstanding          Life        Exercise Price       Exercisable    Exercise Price
--------------------------------------------------------------------    ---------------------------------
$ 5.94                  100,000            9.14           $ 5.94             100,000          $ 5.94
$10.19 - $10.75       1,008,907            3.59           $10.74             983,507          $10.75
$11.00 - $12.38       1,149,523            6.90           $11.96             696,691          $11.79
$12.50 - $13.38         718,944            4.75           $13.15             603,983          $13.11
$13.38 - $14.88         895,366            6.32           $14.49             632,128          $14.50
$14.88 - $15.06         801,735            9.06           $14.97              36,235          $15.06
$15.13 - $16.75         860,513            8.29           $15.77             303,183          $16.51
$15.88 - $18.00         759,917            7.80           $17.69             219,787          $17.60
$18.13 - $36.13         576,755            5.89           $21.11             333,732          $20.92
$37.38                      200            1.16           $37.38                 200          $37.38
                      ---------                                            ---------

$5.94 - $37.38        6,871,860            6.59           $14.38           3,909,446          $13.52
                      =========                                            =========

Employee Stock Purchase Plan: In May 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which authorizes the issuance of up to 2,000,000 shares of common stock, subject to adjustment upon changes in capitalization of the Company. Offerings under the 1995 Purchase Plan commenced in September 1995, and as of December 31, 1999, the Company had reserved 288,516 shares of common stock for future issuance. Pursuant to the 1995 Purchase Plan, qualified employees elect to have between 3 percent and 15 percent of their salary withheld. The salary so withheld is then used to purchase shares of the Company's common stock at a price not less than 85 percent of the market value of the stock on the specified dates determined at the commencement of the offering period. Under the 1995 Purchase Plan the Company has sold 437,563 shares, 394,272 shares, and 417,017 shares in 1999, 1998, and 1997, respectively.

Pro Forma Stock-Based Compensation Expense: Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with the disclosure requirements of SFAS 123, if the Company had elected to recognize compensation cost based on the fair value of the options and stock purchase rights as prescribed by SFAS 123, income and earnings per share would have been reduced to the pro forma amounts indicated in the following table. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock options and purchase rights granted prior to 1995.

(In thousands, except per share amounts)       1999          1998        1997
--------------------------------------------------------------------------------
Net income - as reported                      $6,660       $20,822     $22,377
Net income - pro forma                           989        16,731      19,239
Earnings per share - as reported
  Basic                                         0.25          0.75        0.78
  Diluted                                       0.24          0.73        0.73
Earnings per share - pro forma
  Basic                                         0.04          0.60        0.67
  Diluted                                       0.04          0.58        0.63

The following assumptions and resulting fair values were used to determine the pro forma compensation expense using the Black-Scholes option-pricing model:

Stock Options:                                        1999               1998             1997
-----------------------------------------------------------------------------------------------------
  Expected dividend yield                                0.0%               0.0%             0.0%
  Expected stock volatility                      37.5 - 40.5%       40.8 - 46.9%     40.5 - 50.4%
  Risk-free interest rate                          5.5 - 6.9%         5.2 - 5.5%       5.2 - 6.5%
  Expected life of options from vest date          1.3 years          1.3 years        1.2 years
  Forfeiture rate                                     Actual             Actual           Actual
  Weighted average fair value                          $5.52              $6.47            $8.40

Employee Stock Purchase Plan:                         1999                1998             1997
-----------------------------------------------------------------------------------------------------
 Expected dividend yield                                 0.0%               0.0%             0.0%
 Expected stock volatility                       29.4 - 49.2%       35.6 - 55.1%     42.9 - 59.4%
 Risk-free interest rate                           5.1 - 5.3%         5.1 - 5.7%       5.4 - 5.7%
 Expected life of options from vest date           0.5 years          0.5 years        0.5 years
 Weighted average fair values:
  March to August                                      $3.69              $4.74            $7.19
  September to February                                $4.62              $4.70            $8.33

Common Stock Repurchase Program: On October 15, 1996, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. As of December 31, 1998, the Company had repurchased 3,527,400 shares of the 4,000,000 shares authorized at a cumulative cost of $62.4 million. In 1999, the Company repurchased the remaining 472,600 shares of the 1996 authorization at a cost of $6.4 million. This completed the 1996 authorization resulting in a cumulative cost of $68.8 million. During the first quarter of 1999, the Board of Directors authorized the repurchase of an additional 4,000,000 shares of common stock over an unspecified period of time. In the fourth quarter of 1999, the Company repurchased 889,900 shares towards the 1999 authorization at a cost of $9.7 million. The total repurchased in 1999 was 1,362,500 shares of common stock for a total cost of $16.1 million. The difference between the average original issue price and the repurchase price has been accounted for as a reduction in retained earnings. There are 3,110,100 shares of common stock still outstanding under the 1999 repurchase authorization.

Note 8.  Income Taxes

Income before provision for income taxes and the components of the provision for income taxes consisted of the following (in thousands):

Year Ended December 31,                                        1999             1998           1997
-----------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes:
  Domestic                                                   $18,796          $32,661        $32,256
  Foreign                                                     (6,012)          (3,670)        (1,317)
  Elimination                                                  1,625             (330)        (1,106)
                                                             -------          -------        -------
     Total income before provision                           $14,409          $28,661        $29,833
                                                             =======          =======        =======
Provision (benefit) for income federal taxes:
  Current                                                    $ 9,215          $ 5,968        $10,056
  Deferred                                                     1,375            4,702         (2,607)
                                                             -------          -------        -------
                                                              10,590           10,670          7,449
                                                             -------          -------        -------
Provision (benefit) for income state taxes:
  Current                                                      1,801              535          1,700
  Deferred                                                    (2,594)          (2,334)        (2,043)
                                                             -------          -------        -------
                                                                (793)          (1,799)          (343)
                                                             -------          -------        -------
Provision (benefit) for income foreign taxes:
  Current                                                       (411)            (902)           244
  Deferred                                                    (1,637)            (130)           106
                                                             -------          -------         ------
                                                              (2,048)          (1,032)           350
                                                             -------          -------         ------
     Total provision                                         $ 7,749          $ 7,839         $7,456
                                                             =======          =======         ======

The provision for income taxes differs from the amounts obtained by applying the federal statutory rate to income before taxes as follows:

                                                                       1999          1998          1997
----------------------------------------------------------------------------------------------------------
Federal statutory tax rate                                             35.0 %        35.0 %        35.0 %
Research and development tax credits and foreign tax credits          (16.9)         (6.8)         (9.7)
State taxes, net of federal income tax benefit                         (3.6)         (4.1)         (0.7)
Foreign Sales Corp. benefits                                           (1.2)         (0.8)         (1.3)
Foreign subsidiary income                                               4.6           2.0           1.3
Foreign net operating losses not benefited                              4.3           1.7           2.0
Ecton in process research and development                              33.9            --            --
Other                                                                  (2.3)          0.4          (1.6)
                                                                     ------         -----         -----
Provision rate                                                         53.8 %        27.4 %        25.0 %
                                                                     ======         =====         =====

The Company has recorded deferred tax assets of $29.4 million. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of the future taxable income are reduced.

The components of deferred tax assets at year end were as follows (in thousands):

December 31,                                                        1999           1998
-----------------------------------------------------------------------------------------
Reserves not currently deductible                                 $10,971        $11,473
State research and development credit carryforward                  8,469          6,460
Accruals not currently deductible                                   5,147          4,663
Vacation accrual                                                    2,420          4,218
Inventory reserves                                                  5,969          4,114
State manufacturers investment credit carryforward                  1,741          1,477
State alternative minimum tax credit carryforward                      59             --
Federal research and development credit                               327            684
Federal alternative minimum tax credit carryforward                   287            287
Capitalized assets                                                    253            253
Federal net operating loss carryforward                             2,106             --
State income tax accruals                                          (3,673)        (3,151)
Depreciation                                                       (5,222)        (2,629)
Other                                                                 528           (207)
                                                                  -------        -------
   Deferred tax assets                                            $29,382        $27,642
                                                                  =======        =======

The Company has tax credits, deductions and net operating losses which will be carried forward. The following lists the carryforward credits, deductions and losses and their year of expiration.

Year Ended December 31,
(In thousands)                               2004      2005       2006        2007      2020   Unlimited
---------------------------------------------------------------------------------------------------------
State research & development credit        $   --    $   --     $   --      $   --    $   --    $8,469
State manufacturers' investment credit        789       344        304         304        --        --
Federal alternative minimum tax credit
  carryforward                                 --        --         --          --        --       287
State alternative minimum tax credit
  carryforward                                 --        --         --          --        --        59
Federal research & development credit          --        --         --          --       327        --
Federal net operating loss carryforward        --        --         --          --        --     2,106

Note 9.    Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding, "in the money," stock options were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options. The following table provides reconciliations of the numerators and denominators used in calculating basic and diluted earnings per share for the prior three years:

                                                                 Dilutive
                                                             Effect of Options
(In thousands, except per share amounts)           Basic       Outstanding         Diluted
-------------------------------------------------------------------------------------------
Year Ended December 31, 1997
 Net income (numerator)                          $22,377                          $22,377
 Weighted average number of
  shares outstanding (denominator)                28,807            1,820          30,627
 Earnings per share                              $  0.78                          $  0.73
                                                 =======                          =======

Year Ended December 31, 1998
 Net income (numerator)                          $20,822                          $20,822
 Weighted average number of
  shares outstanding (denominator)                27,835              766          28,601
 Earnings per share                              $  0.75                          $  0.73
                                                 =======                          =======

Year Ended December 31, 1999
 Net income (numerator)                          $ 6,660                          $ 6,660
 Weighted average number of
  shares outstanding (denominator)                26,769              425          27,194
 Earnings per share                              $  0.25                          $  0.24
                                                 =======                          =======

Options to purchase approximately 3.6 million, 1.3 million and 0.1 million weighted average shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

Note 10.  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires that items defined as other comprehensive income, such as changes in foreign currency translation adjustments, be separately reported in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following is a summary, in thousands, of the accumulated other comprehensive loss balance:

                                                               Accumulated Other
                                                              Comprehensive Loss
--------------------------------------------------------------------------------
Year ended December 31, 1999

 Beginning balance                                                  $(1,099)
 Current-period change:
  Foreign currency items                                             (1,156)
                                                                    -------
 Ending balance                                                     $(2,255)
                                                                    =======

The following is a summary, in thousands, of the related tax effect allocated to each component of other comprehensive income (loss):

                                                        Before-Tax      Tax (Expense)    Net-of-Tax
                                                          Amount         or Benefit        Amount
---------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Foreign currency translation adjustments                 $(2,665)          $ 666          $(1,999)
                                                         =======           =====          =======

Year ended December 31, 1998
Foreign currency translation adjustments                 $   513           $(140)         $   373
                                                         =======           =====          =======

Year ended December 31, 1999
Foreign currency translation adjustments                 $(1,592)          $ 436          $(1,156)
                                                         =======           =====          =======

Note 11.  Industry Segment and Geographic Information

During 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

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

The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measure is controllable contribution. Controllable contribution is gross margin less selling expenses. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those described in Note 2 to the consolidated financial statements. Except for inventory, the Company does not allocate assets by segment for management reporting purposes.

                                                           Revenue from external customers
                                                   -----------------------------------------------
Year ended December 31,                                1999              1998              1997
--------------------------------------------------------------------------------------------------
(In thousands)
Product                                             $380,504          $365,111          $352,476
Service                                               95,397            89,978            85,286
                                                    --------          --------          --------
  Total net sales                                   $475,901          $455,089          $437,762
                                                    ========          ========          ========

                                                               Income before income taxes
                                                   -----------------------------------------------
Year ended December 31,                                1999              1998              1997
--------------------------------------------------------------------------------------------------
(In thousands)

Product                                             $ 68,523          $ 71,169          $ 67,284
Service                                               45,743            41,871            41,770
                                                    --------          --------          --------
  Controllable contribution                          114,266           113,040           109,054
Unallocated expense                                  (96,203)          (82,739)          (80,080)
Interest expense                                      (5,047)           (3,129)           (1,179)
Interest income                                        1,393             1,489             2,038
                                                    --------          --------          --------
  Income before income taxes                        $ 14,409          $ 28,661          $ 29,833
                                                    ========          ========          ========

                                                                    Segment Assets
                                                     -------------------------------------------
Year ended December 31,                                 1999             1998             1997
------------------------------------------------------------------------------------------------
(In thousands)
Product                                               $ 80,143         $ 69,381         $ 58,757
Service                                                 17,100           13,413           16,760
                                                      --------          --------        --------
  Total inventory                                     $ 97,243         $ 82,794         $ 75,517
                                                      ========         ========         ========

Geographic area information is as follows:

                                                           Revenue from external customers
                                                     -------------------------------------------
Year ended December 31,                                 1999             1998             1997
------------------------------------------------------------------------------------------------
(In thousands)
United States                                         $331,732         $316,656         $292,479
Europe                                                  93,772           98,468           92,442
Other foreign                                           50,397           39,965           52,841
                                                      --------         --------         --------
  Total net sales                                     $475,901         $455,089         $437,762
                                                      ========         ========         ========

                                                                     Total assets
                                                     -------------------------------------------
Year ended December 31,                                 1999             1998             1997
------------------------------------------------------------------------------------------------
(In thousands)
United States                                         $420,266         $370,115         $338,992
Europe                                                  71,246           72,454           60,635
Other foreign                                           19,856           18,677           14,557
Elimination                                            (71,847)         (66,174)         (51,356)
                                                      --------         --------         --------
  Total assets                                        $439,521         $395,072         $362,828
                                                      ========         ========         ========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the years ended December 31, 1999, 1998 and 1997, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 1999, 1998 and 1997, no single customer or group under common control represented 10 percent or more of the Company's net sales.

ACUSON CORPORATION                                                   SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                     Balance at     Charged to
                                      Beginning      Costs and                 Balance at End
(In thousands)                        of Period      Expenses     Write-Offs     of Period
---------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
 Year ended:
  December 31, 1997                    $2,968            868          (361)        $3,475
  December 31, 1998                    $3,475            212          (126)        $3,561
  December 31, 1999                    $3,561            575          (648)        $3,488

Accrued warranty:
 Year ended:
  December 31, 1997                    $6,024         15,207       (12,276)        $8,955
  December 31, 1998                    $8,955         14,357       (15,014)        $8,298
  December 31, 1999                    $8,298         13,521       (13,810)        $8,009