Form 10-Q
period 2000-04-01
ACUSON CORP
filed 2000-05-16
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended April 1, 2000 or
                                    -------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $0.0001 par value              27,639,272 shares
      -------------------------------          --------------------------
                 (Class)                       Outstanding at May 5, 2000

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX

                                                                                              Page
                                                                                             Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
          April 1, 2000 and December 31, 1999                                                   1

         Condensed Consolidated Statements of Operations and Comprehensive
          Income for the Three Months Ended April 1, 2000 and
          April 3, 1999                                                                         2

         Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended April 1, 2000 and
          April 3, 1999                                                                         3

         Notes to Condensed Consolidated Financial Statements                                   4

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   8

ITEM 3.  Quantitative & Qualitative Disclosures About Market Risk                              13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                     14

ITEM 6.  Exhibits and Reports on Form 8-K                                                      14

Signature                                                                                      15

-------------------------------------------------------------------------------------------------------------

PART 1
ITEM 1
FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
                                                                               April 1,          December 31,
                                                                                 2000               1999
-------------------------------------------------------------------------------------------------------------
                                  Assets

Current Assets
  Cash and cash equivalents                                                       $ 27,120           $ 23,704
  Accounts receivable, net of allowance for doubtful
   accounts of $3,215 in  2000 and $3,488 in 1999                                  143,820            157,483
  Inventories, net                                                                  89,559             97,243
  Deferred income taxes                                                             21,348             18,945
  Other current assets                                                              25,055             23,649
                                                                                  --------           --------

     Total current assets                                                          306,902            321,024

Property and Equipment,  net of accumulated depreciation
   and amortization of $169,536 in 2000 and $165,471 in 1999                        76,664             76,973

Other Assets, net                                                                   40,606             41,524
                                                                                  --------           ---------
     Total Assets                                                                 $424,172           $439,521
                                                                                  ========           ========
                   Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                                           $     --           $     --
  Current portion of long-term debt                                                  2,300              2,300
  Accounts payable                                                                  24,379             28,078
  Other accrued liabilities                                                         90,071            104,641
                                                                                  --------           --------

     Total current liabilities                                                     116,750            135,019
                                                                                  --------           --------
Long-term debt                                                                      85,200             85,200
                                                                                  --------           ---------
Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity
  Preferred stock, par value $0.0001:
       Authorized, 10,000 shares; outstanding, none                                     --                 --
  Common stock and additional paid-in capital, common stock par value
       $0.0001: authorized, 50,000 shares, outstanding, 27,546 shares in 2000
       and 27,386 shares in 1999                                                   145,646            143,433
  Deferred compensation                                                                  0               (720)
  Accumulated other comprehensive loss                                              (2,678)            (2,255)
  Retained earnings                                                                 79,254             78,844
                                                                                  --------           --------

     Total stockholders' equity                                                    222,222            219,302
                                                                                  --------           --------

     Total Liabilities and Stockholders' Equity                                   $424,172           $439,521
                                                                                  ========           ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated statements.

-------------------------------------------------------------------------------------
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(In thousands, except per share amounts)

                                                             Three Months Ended
                                                     --------------------------------
                                                        April 1,          April 3,
                                                          2000             1999
-------------------------------------------------------------------------------------

Net sales
  Product                                              $ 88,680             $ 96,627
  Service                                                22,971               22,340
                                                       --------             --------
     Total net sales                                    111,651              118,967
                                                       --------             --------
Cost of sales
  Product                                                48,988               52,608
  Service                                                10,992               11,349
                                                       --------             --------
     Total cost of sales                                 59,980               63,957
                                                       --------             --------

     Gross profit                                        51,671               55,010
                                                       --------             --------
Operating expenses
  Selling, general and administrative                    32,422               31,697
  Product development                                    15,208               14,678
  Amortization of goodwill and purchased intangibles        414                   --
                                                       --------             --------
     Total operating expenses                            48,044               46,375
                                                       --------             --------

     Income from operations                               3,627                8,635

  Interest expense                                       (1,431)              (1,214)
  Interest income                                           536                  189
                                                       --------             --------

     Income before income taxes                           2,732                7,610

  Provision for income taxes                                751                2,093
                                                       --------             --------

     Net income                                        $  1,981             $  5,517
                                                       ========             ========

Earnings per share
  Basic                                                   $0.07                $0.21
                                                       ========             ========
  Diluted                                                 $0.07                $0.20
                                                       ========             ========

Weighted average common and common equivalent
 shares outstanding
  Basic                                                  27,466               26,760
                                                       ========             ========
  Diluted                                                27,745               27,160
                                                       ========             ========
-------------------------------------------------------------------------------------

Net Income                                             $  1,981             $  5,517

Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments                 (423)                (612)
                                                       --------             --------

  Comprehensive income                                 $  1,558             $  4,905
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


                                                                             Three Months Ended
                                                                       -------------------------------
                                                                         April 1,            April 3,
                                                                          2000                  1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                           $  1,981                $ 5,517
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                       6,040                  6,556
      Amortization of goodwill and purchased intangibles                    414                     --
      Amortization of deferred non-cash compensation                       (180)                    --
      Write-off of accounts receivable                                      115                     --
      Tax benefit of employee stock transactions                            153                     (6)
      Changes in operating assets and liabilities:
        Accounts receivable                                              13,043                  2,872
        Leases receivable                                                (1,583)                (2,780)
        Inventories                                                       7,253                 (5,739)
        Deferred income taxes                                            (1,661)                  (384)
        Other assets                                                        225                 (2,522)
        Accounts payable                                                 (3,598)                 2,323
        Other accrued liabilities                                       (13,476)                (8,737)
                                                                        -------                -------

          Net cash provided by (used in) operating activities             8,726                 (2,900)
                                                                        -------                -------
Cash flows from investing activities
  Investment in property and equipment                                   (5,776)                (5,470)
  Sale of fixed assets                                                       --                    493
  Other                                                                     308                    (37)
                                                                        -------                -------

          Net cash used in investing activities                          (5,468)                (5,014)
                                                                        -------                -------
Cash flows from financing activities
  Repayment of short-term borrowings                                       (450)               (22,000)
  Proceeds from short-term borrowings                                       450                 32,000
  Repurchase of common stock                                             (2,354)                (3,758)
  Issuance of common stock under stock option and
    stock purchase plans                                                  2,759                  3,439
                                                                        -------                -------

          Net cash provided by financing activities                         405                  9,681
                                                                        -------                -------
Effect of exchange rate changes on cash                                    (247)                  (279)
                                                                        -------                -------
  Net increase in cash                                                    3,416                  1,488

Cash, beginning of period                                                23,704                 11,914
                                                                        -------                -------

Cash, end of period                                                     $27,120                $13,402
                                                                        =======                =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


Note 1 - Interim Statements

In the opinion of management, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to summarize fairly the condensed consolidated financial position of Acuson Corporation (the "Company") as of April 1, 2000 and the Company's condensed consolidated results of operations and cash flows for the three month periods ended April 1, 2000 and April 3, 1999. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. Certain information reported in the prior year has been reclassified to conform to the 2000 presentation.

The Company's principal accounting policies are set forth in the financial statements for the year ended December 31, 1999, and notes thereto, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS 133," "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. As the period to implement SAB 101 was extended to June 30, 2000, the Company will adopt SAB 101 when required and is evaluating the effect that such adoption may have on the Company's consolidated results of operations and financial position.


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

The following is a summary of the accumulated other comprehensive income (loss) balance for the three months ended April 1, 2000 (in thousands):

                                           Accumulated other comprehensive income (loss)
                                           ---------------------------------------------
 Beginning balance, January 1, 2000                         $(2,255)
 Current-period change
   Foreign currency items                                      (423)
                                                            -------
 Ending balance, April 1, 2000                              $(2,678)
                                                            =======

The following is a summary of the related tax effect allocated to each component of other comprehensive income (loss) (in thousands):

                                                                              Tax
                                                         Before-Tax        (Expense)         Net-of-Tax
                                                          Amount           or Benefit          Amount
                                                          ------           ----------         -------
      Three months ended April 1, 2000
         Foreign currency translation adjustments         $(583)           $160               $(423)
                                                          =====            ====               =====

      Three months ended April 3, 1999
         Foreign currency translation adjustments         $(844)           $232               $(612)
                                                          =====            ====               =====

Note 3 - Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options with an exercise price of less than the market price were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options that have an exercise price per share below the average market price per share for the Company's outstanding common shares. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three-month periods ended April 1, 2000 and April 3, 1999:

                                                             Dilutive Effect
                                                               of Options
                                                            Outstanding in
                                             Basic         Number of Shares      Diluted
                                         ----------------------------------------------------
                                               (in thousands, except per share amounts)

Three months ended April 1, 2000
  Net income (numerator)                      $ 1,981                                 $ 1,981
  Weighted average number of
   shares outstanding (denominator)            27,466                 279              27,745
  Earnings per share                          $  0.07                                 $  0.07
                                              =======                                 =======

Three months ended April 3, 1999
  Net income (numerator)                      $ 5,517                                 $ 5,517
  Weighted average number of
   shares outstanding (denominator)            26,760                 400              27,160
  Earnings per share                          $  0.21                                 $  0.20
                                              =======                                 =======

For the three-month period ended April 1, 2000 approximately 3,771,187 weighted average options to purchase shares of common stock had exercise prices greater than the average market price of the common shares. Such antidilutive shares were not included in the computation of diluted earnings per share. Approximately 2,400,000 antidilutive weighted average options were outstanding during the three-month period ended April 3, 1999.


Note 4 - Inventories

     The components of inventories were as follows (in thousands):

                                            April 1,          December 31,
                                              2000              1999
                                           ------------------------------

          Raw materials                     $27,029            $27,322
          Work-in-process                    18,992             23,446
          Finished goods                     43,538             46,475
                                            -------            -------

               Total inventories, net       $89,559            $97,243
                                            =======            =======


Note 5 - Short-Term Borrowings

The Company has a revolving, unsecured credit agreement for $40.0 million, which the Company extended in February 2000 and now expires in March, 2001. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At April 1, 2000 there were no outstanding borrowings under this facility.

The Company also has an uncommitted, unsecured line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At April 1, 2000 there were no borrowings against this uncommitted line of credit.


Note 6 - Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                 April 1,            December 31,
                                                   2000                 1999
                                                -------------------------------
          Senior notes due 2006 (Series A)       $71,000                $71,000
          Senior notes due 2004 (Series B)         4,000                  4,000
          Senior notes due 2006 (Series C)         5,000                  5,000
          Senior notes due 2004 (Series D)         7,500                  7,500
                                                 -------                -------
            Total                                 87,500                 87,500
          Current maturities                      (2,300)                (2,300)
                                                 -------                -------
          Long-term debt                         $85,200                $85,200
                                                 =======                =======

On April 9, 1999 the Company issued $75.0 million unsecured senior notes. The senior notes are made up of two series: Series A for a total of $71.0 million and Series B for a total of $4.0 million. The interest rates of these notes range from 6.4 percent to 6.6 percent. The Series A notes are due and payable in 2006, and the Series B notes are due and payable in 2004. On December 13, 1999, two subsequent series of unsecured senior notes were issued: Series C for a total of $5.0 million and Series D for a total of $7.5 million. The interest rates of these notes range from 7.6 percent to 7.8 percent. The Series C notes are due and payable in 2006, and the Series D notes are due and payable in 2004. The Company used the proceeds to refinance existing debt and for other working capital and general corporate needs.

Future current maturity dates of the Company's long-term debt at April 1, 2000 are as follows (in thousands):

          Year                   Amount
          ----                   ------
          2000                   $ 2,300
          2001                     2,300
          2002                    17,500
          2003                    17,500
          2004                    17,500
          Thereafter              30,400
                                 -------
            Total                $87,500
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

In addition, the Company may become involved in other litigation relating to claims arising from the Company's ordinary course of business. The Company believes that there are no such claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on the Company.

Note 8 - Deferred Compensation

In connection with the grant of certain stock options to an executive officer during the first quarter of 1999, the Company has recorded deferred compensation of $900,000, representing the difference between the fair market value of the common stock and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and was to be amortized ratably over the five year vesting period of the applicable options. Effective March 1, 2000 this officer resigned from the Company. As a result, in the first quarter 2000 the Company reversed $180,000 in amortization of deferred non-cash compensation and eliminated deferred compensation on the balance sheet. No additional compensation expense for this grant will be recorded.


Note 9 - Industry Segment and Geographic Information

During 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in two fundamental business segments: product and service. The product segment includes the development, manufacture and sale of the Company's systems that generate, display, archive and retrieve medical diagnostic ultrasound images. The service segment provides service and support for the Company's products in accordance with the various service contracts and other purchase arrangements the Company makes available to its customers. The Company's products are primarily manufactured at its world headquarters in Mountain View, California. Other components are manufactured in Canoga Park, California, Ann Arbor, Michigan, and Pennsylvania. The Company's products are sold through a direct sales force in North America, Europe, Australia and Japan, and through independent distributors in Europe, Asia, South America and the Middle East.

The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, of which the primary financial measure is controllable contribution. Controllable contribution is gross margin less selling expenses. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes. The accounting policies followed by the Company's business segments are the same as those described in the financial statements for the year ended December 31, 1999, and notes thereto, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Except for inventory, the Company does not allocate assets by segment for management reporting purposes.

                                                Revenue from external customers
                                             Quarter Ended          Quarter Ended
(In thousands)                               April 1, 2000          April 3, 1999
---------------------------------------------------------------------------------
Product                                            $ 88,680              $ 96,627
Service                                              22,971                22,340
                                                   --------              --------
  Total revenue                                    $111,651              $118,967
                                                   ========              ========
                                                    Income before income taxes
                                                Quarter Ended        Quarter Ended
(In thousands)                                  April 1, 2000        April 3, 1999
----------------------------------------------------------------------------------
Product                                            $ 13,297               $ 17,583
Service                                              11,386                 10,365
                                                   --------               --------
  Controllable contribution                          24,683                 27,948

Unallocated expense                                 (21,056)               (19,313)
Interest expense                                     (1,431)                (1,214)
Interest income                                         536                    189
                                                   --------               --------
  Income before income taxes                       $  2,732               $  7,610
                                                   ========               ========

                                         Segment Assets - Inventories, net (in thousands)
                                              April 1, 2000            December 31, 1999
-----------------------------------------------------------------------------------------
Product                                         $70,376                   $80,143
Service                                          19,183                    17,100
                                                -------                   -------
  Total inventories, net                        $89,559                   $97,243
                                                =======                   =======

Geographic area information is as follows:


                                                  Revenue from external customers
                                              Quarter Ended              Quarter Ended
(In thousands)                                April 1, 2000              April 3, 1999
-----------------------------------------------------------------------------------------
United States                                   $ 73,182                  $ 80,809
Europe                                            27,270                    24,240
Other foreign                                     11,199                    13,918
                                                --------                  --------
  Total revenue                                 $111,651                  $118,967
                                                ========                  ========

                                                    Total assets (in thousands)
                                             April 1, 2000            December 31, 1999
------------------------------------------------------------------------------------------
United States                                   $407,862                   $420,266
Europe                                            85,047                     71,246
Other foreign                                     21,723                     19,856
Eliminations                                     (90,460)                   (71,847)
                                                --------                   --------
  Total assets                                  $424,172                   $439,521
                                                ========                   ========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the three-month periods ended April 1, 2000 and April 3, 1999 as well as for the year ended December 31, 1999, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 2000 and 1999, no single customer or group under common control represented 10 percent or more of the Company's net sales.

________________________________________________________________________________


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the quarter ended April 1, 2000 were $111.7 million, compared with $119.0 million for the quarter ended April 3, 1999. For the quarter ended April 1, 2000 worldwide product revenue decreased 8.2 percent from the quarter ended April 3, 1999 to $88.7 million. The decrease in worldwide product revenue for the quarter ended April 1, 2000 was primarily the result of lower system sales and increased price competition, especially in the cardiology market. In addition, sales for the quarter ended April 3, 1999 included a $4.5 million Export-Import Bank financed shipment to China. Also, a stronger U.S. dollar caused a 2% drop in worldwide product revenue. These factors were partially offset by increases in system sales in Europe.

Worldwide service revenue increased 2.8 percent to $23.0 million for the three-month period ended April 1, 2000. The increase in service revenue reflects a shift from the service contracts covering the 128XP ultrasound systems to service contracts covering the growing installed base of our Sequoia and Aspen ultrasound systems.

Domestic revenue decreased 9.4 percent to $73.2 million for the first quarter of 2000 compared to the quarter ended April 3, 1999. The decrease in revenue was the result of lower system sales and increased price competition, partially offset by an increase in service revenue.

For the three-month period ended April 1, 2000 international revenues increased
1.0 percent to $38.5 million as compared to the quarter ended April 3, 1999. The increase in international revenue was in Europe, which more than offset the decrease in Asian sales. Asian sales in the first quarter of 1999 included the aforementioned shipment to China. Although international revenues increased over the prior year periods, we expect selected international markets to remain challenging.

Gross profit for the first quarter of 2000 remained essentially flat when compared to the first quarter 1999.

Selling, general and administrative expenses for the quarter ended April 1, 2000 were $32.4 million or 29.0 percent of net sales, compared with $31.7 million or
26.6 percent of net sales for the quarter ended April 3, 1999. Product development spending for the first quarter of 2000 was $15.2 million or 13.6 percent of net sales, compared with $14.7 million or 12.3 percent of net sales for the first quarter of 1999.

Selling, general and administrative expenses and product development spending were relatively consistent with prior year amounts on a quarter to quarter basis. Future operating expenses are expected to increase as we continue to invest in the field sales organization, related sales support, and new product development.

Net interest expense for the three months ended April 1, 2000 remained essentially flat when compared to the first quarter 1999.

The effective tax rate for the quarter ended April 1, 2000 was 27.5 percent resulting in a provision of $0.8 million, compared with an effective rate of
27.5 percent and a provision of $2.1 million for the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS 133," "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. We believe the adoption of this statement will not have a significant effect on the results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. As the period to implement SAB 101 was extended to June 30, 2000, we will adopt SAB 101 when required and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.


Liquidity and Capital Resources

During the first quarter of 2000 our cash and cash equivalents balance increased $3.4 million to $27.1 million.

Our operating activities generated $8.7 million in cash. The primary sources of cash were net income, a decrease in accounts receivable, and a decrease in inventories which provided $2.0 million, $13.0 million, and $7.3 million in cash, respectively. The decrease in accounts receivable was the combination of collection efforts on sales made in the fourth quarter of 1999 and lower sales for the first quarter of 2000. The primary use of cash was a decrease in accounts payable and payments for taxes and compensation included in other accrued liabilities.

Our investing and financing activities for the three months ended April 1, 2000 used $5.5 million in cash. We invested $5.8 million in equipment during the first three months of 2000 primarily consisting of demonstration equipment, computer equipment, and machinery and test equipment. Included in the financing activities for the first three months of

2000 was $2.8 million raised through employee participation in our stock option and stock purchase plans. Also included in the financing activities for the first quarter of 2000 was $2.4 million used for common stock repurchases.

During the first quarter of 1999, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. In the first quarter of 2000 we repurchased 183,700 shares at a cost of $2.4 million. We may repurchase as of April 1, 2000 additional 2,926,400 shares under the 1999 repurchase authorization.

Working capital at April 1, 2000 increased $4.2 million from the year ended December 31, 1999. At April 1, 2000 our working capital totaled $190.2 million.

We have a revolving, unsecured credit agreement for $40.0 million, which we extended in February 2000 and now expires in March, 2001. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At April 1, 2000 there were no outstanding borrowings under this facility.

We also have an uncommitted, unsecured line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At April 1, 2000 there were no borrowings against this uncommitted line of credit.

We also have unsecured senior notes in the amount of $87.5 million at April 1, 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Based on our current operating plan, we believe that the liquidity provided by our existing cash balance, cash generated from operations and borrowing arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 12 months.
________________________________________________________________________________

Investment Risks and Other Factors That May Affect Future Results

The Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report contains forward-looking statements regarding us and our products. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Our actual results could differ materially from those discussed in this document. In evaluating the forward-looking statements contained in this document, prospective investors and stockholders should carefully consider the following risks and uncertainties: the timely and successful completion of product capabilities and updates; actual and perceived levels of product performance in a clinical environment compared to other imaging modalities and competitive products; market acceptance of the products and their pricing and competitor responses including the introduction of competitive products, pricing, intellectual property allegations and product positioning counter-strategies. Our business is also subject to risks from potential negative impacts of weakness in certain markets in Asia, Latin America and Europe and by adverse economic impacts from currency fluctuations in its worldwide operations. Finally, there are the normal risks and uncertainties associated with our respective business operations. For a description of the investment considerations and risks surrounding our overall business and financial prospects, refer to our Annual Report on Form 10-K for the year ended December 31, 1999 as well as the factors set forth below.

Quarterly Results May Fluctuate:
Our results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include the following: the introduction of new services and products by us or our competitors; consummating an acquisition; costs of integrating acquired operations; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and general economic conditions and economic conditions specific to the ultrasound technology and imaging industries. Our operating history and the dynamic nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. A significant portion of our quarterly orders and shipments occurs towards the end of each quarter, compounding the difficulty of accurately forecasting our revenues and earnings. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

International Operations and International Receivables:
Our business is subject to risks from potential negative political or geographic events in certain markets in Asia, Latin America and Europe and by adverse economic effect from currency fluctuations in our worldwide operations. Political instability or other issues may negatively affect our ability to collect receivables in foreign countries. The following table summarizes our foreign accounts and leases receivable in excess of $3.0 million at April 1, 2000 (in thousands).

                                                 April 1, 2000
                                                 -------------

                    Italy                         $14,501
                    Brazil                          9,926
                    Japan                           6,316
                    France                          6,278
                    England                         4,840
                    Sweden                          3,243
                    Australia                       3,144


Company's Computing Environment:
During 1997, we initiated a two-phase project to replace our outdated computing environment with an enterprise-wide, integrated business information system to control many of our operating systems including order administration, service and financial and manufacturing processes. The first phase of this project has been completed. The second phase is in progress. We have retained an experienced consulting organization to assist in the conversion, however, our future shipments and results could be adversely impacted if, during and following the conversion, there are significant problems with the system.

Year 2000 Readiness:
We undertook a project to ensure our products and services would continue to operate on and after January 1, 2000. The costs incurred by us with respect to this project were not material and future anticipated costs are not expected to be material. The costs of this project have been charged against the budgets of our various functional areas and no material IT projects have been deferred in managing our year 2000 readiness efforts.

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

Derivative Financial Instruments:
We operate internationally and are subject to market risk due to fluctuations in foreign currency exchange rates. We manage this risk through established policies and procedures that include the use of derivative financial instruments. We routinely enter into forward foreign currency exchange contracts to hedge amounts from selected subsidiaries denominated in foreign currencies against fluctuations in exchange rates. Forward currency contract terms are typically not more than three months and the counterparties to the exchange contracts are major domestic and international financial institutions. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on our operating results and on the cash flows we received from our foreign subsidiaries.

Currently, we neither engage in foreign currency speculation nor hold or issue financial instruments for trading purposes. Because we only enter into forward currency exchange contracts as hedges, any change in currency rates should not normally result in a material gain or loss, as any gain or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, we believe that neither our exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions and the contract terms are typically not more than three months. Please refer to Part II, Item 7A of our Annual Report on form 10-K for the year ended December 31, 1999.

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

For a description of the general investment considerations and risks surrounding our overall business and financial prospects, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Acuson, Sequoia, and 128XP are registered trademarks and Aspen is a trademark of Acuson Corporation.
________________________________________________________________________________

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

________________________________________________________________________________
PART II
ITEM 1
LEGAL PROCEEDINGS

The current status is the same as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   --------
The following exhibits are filed as part of this Form 10-Q:

10.1   *    Credit Agreement, dated April 9, 1999 between Acuson Corporation and
            ABN AMRO BANK N.V., as agent for lenders, as amended on March 17, 2000.

27.1        Financial Data Schedule

* The attachment includes all changes referenced in Section 2 of the amendment.

b) Reports on Form 8-K
   -------------------

The Company filed no reports on Form 8-K during the quarter ended April 1, 2000.

________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ACUSON CORPORATION
                                        (Registrant)


May 15, 2000                     By:  /s/ Barry Zwarenstein
                                     ----------------------
                                     Barry Zwarenstein
                                     Vice President, Chief Financial Officer
                                     (Duly authorized Officer and Principal
                                     Financial Officer)