Form 10-Q
period 2000-07-01
ACUSON CORP
filed 2000-08-15
CIK 717014

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 1, 2000 or
                                                ------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ___________

                        Commission file number 1-10068
                                               -------


                              ACUSON CORPORATION
            (Exact name of registrant as specified in its charter)



          Delaware                                       94-2784998
--------------------------                 ---------------------------------
 (State of Incorporation)                  (IRS Employer Identification No.)


                             1220 Charleston Road
                                P. O. Box  7393
                         Mountain View, CA 94039-7393
                   (Address of principal executive offices)

         Registrant's telephone number, including area code, is (650) 969-9112
                                                                --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.0001 par value                 27,596,930 shares
      -------------------------------              -----------------------------
                (Class)                            Outstanding at July 27, 2000

________________________________________________________________________________
FORM 10-Q
ACUSON CORPORATION
INDEX


                                                                                          Page
                                                                                         Number
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
               July 1, 2000 and December 31, 1999                                           1

           Condensed Consolidated Statements of Operations
               and Comprehensive Income for the Three Months
               Ended July 1, 2000 and July 3, 1999 and for the Six
               Months Ended July 1, 2000 and July 3, 1999                                   2

           Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended July 1, 2000 and
               July 3, 1999                                                                 3

           Notes to Condensed Consolidated Financial Statements                             4

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                      14


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                               15

ITEM 4.    Submission of Matters to a Vote of Security Holders                             15

ITEM 6.    Exhibits and Reports on Form 8-K                                                16

Signature                                                                                  17

________________________________________________________________________________
PART 1
ITEM 1
FINANCIAL STATEMENTS
________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                   July 1,            December 31,
                                                                                    2000                 1999
------------------------------------------------------------------------------------------------------------------
                                  Assets
Current Assets
  Cash and cash equivalents                                                        $ 35,549           $ 23,704
  Accounts receivable, net of allowance for doubtful accounts
         of $3,478 in 2000 and $3,488 in 1999                                       143,520            157,483
  Inventories, net                                                                   92,398             97,243
  Deferred income taxes                                                              22,746             18,945
  Other current assets                                                               22,178             23,649
                                                                                   --------           --------

     Total current assets                                                           316,391            321,024

Property and Equipment, net of accumulated depreciation and amortization
 of $173,696 in 2000 and $165,471 in 1999                                            73,264             76,973


Other Assets, net                                                                    39,679             41,524
                                                                                   --------           --------
     Total Assets                                                                  $429,334           $439,521
                                                                                   ========           ========
                   Liabilities and Stockholders' Equity
Current Liabilities
  Current portion of long-term debt                                                $  2,300           $  2,300
  Accounts payable                                                                   25,428             28,078
  Other accrued liabilities                                                          93,166            104,641
                                                                                   --------           --------

     Total current liabilities                                                      120,894            135,019
                                                                                   --------           --------
Long-term debt                                                                       84,400             85,200
                                                                                   --------           --------

Commitments and Contingencies (Notes 5, 6 and 7)

Stockholders' Equity
  Preferred stock, par value $0.0001:
     Authorized, 10,000 shares; outstanding, none                                       ---                ---
  Common stock and additional paid-in capital, common stock par value
     $0.0001: authorized, 50,000 shares; outstanding, 27,588 shares
     in 2000 and 27,386 shares in 1999                                              147,596            143,433
  Deferred compensation                                                                 ---               (720)
  Accumulated other comprehensive loss                                               (2,985)            (2,255)
  Retained earnings                                                                  79,429             78,844
                                                                                   --------           --------

     Total stockholders' equity                                                     224,040            219,302
                                                                                   --------           --------

     Total Liabilities and Stockholders' Equity                                    $429,334           $439,521
                                                                                   ========           ========

_______________________________________________________________________________
The accompanying notes are an integral part of these condensed consolidated statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

                                                          Three Months Ended      Six Months Ended
                                                       ---------------------------------------------
                                                          July 1,    July 3,    July 1,     July 3,
                                                           2000       1999        2000        1999
----------------------------------------------------------------------------------------------------
Net sales
  Product                                                $ 95,236   $ 97,072    $183,916    $193,699
  Service                                                  24,564     22,848      47,535      45,188
                                                         --------   --------    --------    --------
     Total net sales                                      119,800    119,920     231,451     238,887
                                                         --------   --------    --------    --------

Cost of sales
  Product                                                  53,779     53,259     102,767     105,867
  Service                                                  12,193     11,421      23,185      22,770
                                                         --------   --------    --------    --------
     Total cost of sales                                   65,972     64,680     125,952     128,637
                                                         --------   --------    --------    --------

     Gross profit                                          53,828     55,240     105,499     110,250
                                                         --------   --------    --------    --------

Operating expenses
  Selling, general and administrative                      35,638     32,643      68,060      64,340
  Product development                                      14,802     15,205      30,010      29,883
  Amortization of goodwill and other intangibles              414        ---         828         ---
                                                         --------   --------    --------   ---------
     Total operating expenses                              50,854     47,848      98,898      94,223
                                                         --------   --------    --------    --------

     Income from operations                                 2,974      7,392       6,601      16,027

  Interest expense                                         (1,638)    (1,278)     (3,069)     (2,492)
  Interest income                                             560        443       1,096         632
                                                         --------   --------    --------    --------

     Income before income taxes                             1,896      6,557       4,628      14,167

  Provision for  income taxes                                 522      1,803       1,273       3,896
                                                         --------   --------    --------    --------

     Net income                                          $  1,374   $  4,754    $  3,355    $ 10,271
                                                         ========   ========    ========    ========

Earnings per share
  Basic                                                     $0.05      $0.18       $0.12       $0.38
                                                         ========   ========    ========    ========
  Diluted                                                   $0.05      $0.17       $0.12       $0.38
                                                         ========   ========    ========    ========

Weighted average common and common equivalent
   shares outstanding
  Basic                                                    27,647     26,777      27,556      26,769
                                                         ========   ========    ========    ========
  Diluted                                                  27,951     27,528      27,856      27,331
                                                         ========   ========    ========    ========
----------------------------------------------------------------------------------------------------

Net Income                                               $  1,374   $  4,754    $  3,355    $ 10,271

Other comprehensive loss,  net of tax
  Foreign currency translation adjustments                   (307)      (295)       (730)       (907)
                                                         --------   --------    --------    --------

    Comprehensive income                                 $  1,067   $  4,459    $  2,625    $  9,364
                                                         ========   ========    ========    ========

________________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________
ACUSON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                            Six Months Ended
                                                                                     -------------------------------
                                                                                      July 1,             July 3,
                                                                                       2000                1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                       $    3,355            $  10,271
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                    12,284               11,602
      Amortization of goodwill and purchased intangibles                                  828                   --
      Amortization of deferred non-cash compensation                                       64                  159
      Provision for losses on accounts receivable                                          80                   95
      Tax benefit of employee stock transactions                                          305                   55
      Changes in operating assets and liabilities:
        Accounts receivable                                                            13,432               11,251
        Leases receivable                                                              (2,288)              (3,403)
        Inventories, net                                                                3,915              (13,670)
        Deferred income taxes                                                           1,933                 (622)
        Other assets                                                                   (2,734)              (2,032)
        Accounts payable                                                               (2,508)               3,437
        Other accrued liabilities                                                     (10,169)              (5,338)
                                                                                     --------             --------

          Net cash provided by operating activities                                    18,497               11,805
                                                                                     --------             --------
Cash flows from investing activities
  Purchases of  property and equipment                                                 (8,275)             (10,919)
  Sale of fixed assets                                                                     --                  233
  Other                                                                                   748                  (65)
                                                                                     --------             --------

          Net cash used in investing activities                                        (7,527)             (10,751)
                                                                                     --------             --------

Cash flows from financing activities
  Repayments of short-term borrowings                                                      --             (106,400)
  Proceeds from short-term borrowings                                                      --               41,400
  Repayments of long-term debt                                                           (800)                  --
  Issuance of long-term debt                                                               --               75,000
  Repurchase of common stock                                                           (4,266)              (4,846)
  Issuance of common stock under stock option and
    stock purchase plans                                                                6,327                4,320
                                                                                     --------             --------

          Net cash provided by financing activities                                     1,261                9,474
                                                                                     --------             --------

Effect of exchange rate changes on cash                                                  (386)                (444)
                                                                                     --------              -------

  Net increase in cash                                                                 11,845               10,084

Cash and cash equivalents, beginning of period                                         23,704               11,914
                                                                                      -------              -------

Cash and cash equivalents, end of period                                            $  35,549             $ 21,998
                                                                                      =======              =======

________________________________________________________________________________
The accompanying notes are an integral part of these condensed consolidated statements.

________________________________________________________________________________
ACUSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Interim Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary to summarize fairly the condensed consolidated financial position of Acuson Corporation (the "Company") as of July 1, 2000 and the Company's condensed consolidated results of operations and cash flows for the six month periods ended July 1, 2000 and July 3, 1999. The results of operations for the six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. Certain information reported in the prior year has been reclassified to conform to the 2000 presentation.

The Company's principal accounting policies are set forth in the financial statements for the year ended December 31, 1999, and notes thereto, contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS ") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The accounting and disclosures prescribed by SAB 101 are scheduled to become effective on December 31, 2000. The Company will adopt SAB 101 when it becomes effective. The Company is evaluating the effects of adopting SAB 101 and it may have a material effect on the Company's financial statements.

In March 2000, The FASB issued FASB Interpretation No.44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The Company does not anticipate that the adoption of FIN 44 will have a material impact on the Company's financial position or on the results of operations.


Note 2  - Comprehensive Income (Loss)

SFAS 130, "Reporting Comprehensive Income," requires that items defined as other comprehensive income, such as changes in foreign currency translation adjustments, be separately reported in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The following is a summary of the accumulated other comprehensive income (loss) balance for the six months ended July 1, 2000 (in thousands):

                                                           Accumulated other comprehensive income (loss)
                                                          ---------------------------------------------------

     Beginning balance, January 1, 2000                                    $       (2,255)
     Current-period change
       Foreign currency items                                                        (730)
                                                                           ---------------
     Ending balance, July 1, 2000                                          $       (2,985)
                                                                           ===============

The following is a summary of the related tax effect allocated to each component of other comprehensive income (loss) (in thousands):

                                                                                   Tax
                                                            Before-Tax          (Expense)           Net-of-Tax
                                                              Amount            or Benefit            Amount
                                                      -----------------------------------------------------------
     Three months ended July 3, 1999
      Foreign currency translation adjustments            $  (407)               $  112           $  (295)
                                                          ========               ======           ========

     Six months ended July 3, 1999
         Foreign currency translation adjustments                         $(1,251)               $ 344               $ (907)
                                                                          =======                =====               ======

     Three months ended July 1, 2000
           Foreign currency translation adjustments                       $  (424)               $ 117               $ (307)
                                                                          =======                =====               ======

     Six months ended July 1, 2000
           Foreign currency translation adjustments                       $(1,007)               $ 277               $ (730)
                                                                          =======                =====               ======


Note 3 - Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options with an exercise price of less than the market price were exercised. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of the Company's outstanding options that have an exercise price per share below the average market price per share for the Company's outstanding common shares. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six month periods ended July 1, 2000 and July 3, 1999:


                                                                            Dilutive
                                                                        Effect of Options
                                                           Basic           Outstanding          Diluted
                                                   ---------------------------------------------------------
Three months ended July 3, 1999
   Net income (numerator)                                $ 4,754                               $ 4,754
   Weighted average number of
    shares outstanding (denominator)                      26,777                751             27,528
   Earnings per share                                    $  0.18                               $  0.17
                                                         =======                               =======

Six months ended July 3, 1999
    Net income (numerator)                               $10,271                               $10,271
    Weighted average number of
     shares outstanding (denominator)                     26,769                562             27,331
    Earnings per share                                   $  0.38                               $  0.38
                                                         =======                               =======

Three months ended July 1, 2000
   Net income (numerator)                                $ 1,374                               $ 1,374
   Weighted average number of
    shares outstanding (denominator)                      27,647                304             27,951
   Earnings per share                                    $  0.05                               $  0.05
                                                         =======                               =======

Six months ended July 1, 2000
    Net income (numerator)                               $ 3,355                               $ 3,355
    Weighted average number of
     shares outstanding (denominator)                     27,556                300             27,856
    Earnings per share                                   $  0.12                               $  0.12
                                                         =======                               =======

For the quarter ended July 1, 2000 approximately 3,610,000 weighted average options to purchase shares of common stock had exercise prices greater than the average market price of the common shares. For the six months ended July 1, 2000 approximately 3,720,000 weighted average options to purchase shares of common stock had exercise prices greater than the average market price of the common shares. Such antidilutive shares were not included in the computation of diluted earnings per share. For the quarter ended July 3, 1999 approximately 1,720,000 antidilutive weighted average options were outstanding compared to approximately 1,930,000 antidilutive weighted average options for the six months ended July 3, 1999.


Note 4 - Inventories

The components of inventories were as follows (in thousands):

                                                  July 1,         Dec. 31,
                                                    2000            1999
                                               ------------------------------

     Raw materials                                  $26,304         $27,322
     Work-in-process                                 19,688          23,446
     Finished goods                                  46,406          46,475
                                                    -------         -------

          Total inventories, net                    $92,398         $97,243
                                                    =======         =======


Note 5 - Short-Term Borrowings

The Company has a revolving, unsecured credit agreement for $40.0 million, which the Company extended in February, 2000 and now expires in March, 2001. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At July 1, 2000 there were no outstanding borrowings under this facility.

The Company also has an uncommitted, unsecured line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At July 1, 2000 there were no borrowings against this uncommitted line of credit.


Note 6 - Long-Term Debt

Long-term debt consists of the following (in thousands):


                                                   July 1           December 31,
                                                    2000               1999
                                             -----------------------------------

     Senior notes due 2006 (Series A)              $71,000           $71,000
     Senior notes due 2004 (Series B)                3,200             4,000
     Senior notes due 2006 (Series C)                5,000             5,000
     Senior notes due 2004 (Series D)                7,500             7,500
                                                   -------           -------
       Total                                        86,700            87,500
     Current maturities                             (2,300)           (2,300)
                                                   -------           -------
     Long-term debt                                $84,400           $85,200
                                                   =======           =======

On April 9, 1999, the Company issued $75.0 million of unsecured senior notes. The senior notes are made up of two series: Series A for a total of $71.0 million and Series B for a total of $4.0 million. The interest rates of these notes range from 6.4 percent to 6.6 percent. The Series A notes are due and payable in 2006, and the Series B notes are due and payable in 2004. During the second quarter of 2000, $0.8 million in principal amount of Series B notes were repaid. On December 13, 1999, two subsequent series of unsecured senior notes were issued: Series C for a total of $5.0 million and Series D for a total of $7.5 million. The interest rates of these notes range from 7.6 percent to 7.8 percent. The Series C notes are due and payable in 2006, and the Series D notes are due and payable in 2004.

Future current maturity dates of the Company's long-term debt at July 1, 2000 are as follows (in thousands):

     Year                               Amount
     -----                              ------
     2000                               $ 2,300
     2001                                16,500
     2002                                17,500
     2003                                17,500
     2004                                16,700
     Thereafter                          16,200
                                        -------
          Total                         $86,700
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

On July 31, 2000, the Company was sued in two separate cases in the United States District Court for the Western District of Pennsylvania on behalf of two minors and their parents alleging that these minors were injured by the Company's pediatric transesophageal transducer. The complaints in both actions seek damages for economic loss, past and future medical expenses, health care expenses, general damages, punitive damages and costs. The Company intends to defend both cases vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations.

In addition, the Company may become involved in other litigation relating to claims arising from the Company's ordinary course of business. The Company believes that there are no such claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on the Company.


Note 8 - Industry Segment and Geographic Information

The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in two fundamental business segments: product and service. The product segment includes the development, manufacture and sale of the Company's systems that generate, display, archive and retrieve medical diagnostic ultrasound images. The service segment provides service and support for the Company's products in accordance with the various service contracts and other purchase arrangements the Company makes available to its customers. The Company's products are primarily manufactured at its world headquarters in Mountain View, California. Other components are manufactured in Canoga Park, California, Ann Arbor, Michigan, and Pennsylvania. The Company's products are sold through a direct sales force in North America, certain European countries, Australia and Japan, and through independent distributors in other European countries, Asia, South America and the Middle East.

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

                                                                 Revenue from external customers
                                            -----------------------------------------------------------------------------
                                                 Three Months        Three Months         Six Months          Six Months
                                                     Ended               Ended               Ended               Ended
                                                 July 1, 2000        July 3, 1999        July 1, 2000        July 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Product                                             $  95,236           $  97,072           $ 183,916           $ 193,699
Service                                                24,564              22,848              47,535              45,188
                                                    ---------           ---------           ---------           ---------
  Total revenue                                     $ 119,800           $ 119,920           $ 231,451           $ 238,887
                                                    =========           =========           =========           =========

                                                                      Income before income taxes
                                            -----------------------------------------------------------------------------
                                                 Three Months        Three Months         Six Months          Six Months
                                                     Ended               Ended               Ended               Ended
                                                 July 1, 2000        July 3, 1999        July 1, 2000        July 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Product                                              $ 11,538            $ 18,505            $ 24,835            $ 36,088
Service                                                12,363              10,880              23,749              21,245
                                                     --------            --------            --------            --------
  Controllable contribution                            23,901              29,385              48,584              57,333

Unallocated expense                                   (20,927)            (21,993)            (41,983)            (41,306)
Interest expense                                       (1,638)             (1,278)             (3,069)             (2,492)
Interest income                                           560                 443               1,096                 632
                                                     --------            --------            --------            --------
  Income before income taxes                         $  1,896            $  6,557            $  4,628            $ 14,167
                                                     ========            ========            ========            ========

                                                                     Segment Assets - Inventory
                                                             -----------------------------------------
                                                                  July 1, 2000       December 31, 1999
------------------------------------------------------------------------------------------------------
Product                                                               $ 71,393                $ 80,143
Service                                                                 21,005                  17,100
                                                                      --------                --------
  Total inventory, net                                                  92,398                  97,243
                                                                      ========                ========



Geographic area information is as follows (in thousands):

                                                                 Revenue from external customers
                                                 --------------------------------------------------------------------
                                                 Three Months       Three Months        Six Months         Six Months
                                                     Ended              Ended             Ended               Ended
(In thousands)                                   July 1, 2000       July 3, 1999       July 1, 2000       July 3, 1999
----------------------------------------------------------------------------------------------------------------------
United States                                       $  85,213          $  85,689          $ 158,395          $ 166,498
Europe                                                 21,989             23,087             49,259             47,327
Other foreign                                          12,598             11,144             23,797             25,062
                                                    ---------          ---------          ---------          ---------
  Total revenue                                     $ 119,800          $ 119,920          $ 231,451          $ 238,887
                                                    =========          =========          =========          =========

                                                                            Total assets
(In thousands)                                                    July 1, 2000        December 31, 1999
-------------------------------------------------------------------------------------------------------
United States                                                        $ 415,924                $ 420,266
Europe                                                                  72,111                   71,246
Other foreign                                                           20,453                   19,856
Eliminations                                                           (79,154)                 (71,847)
                                                                     ---------                ---------
  Total assets                                                       $ 429,334                $ 439,521
                                                                     =========                =========

Geographic revenue from external customers represents shipments to foreign customers from both domestic and foreign operations. As of and for the three and six-month periods ended July 1, 2000, and July 3, 1999, as well as for the year ended December 31, 1999, operations in any single non-U.S. country did not account for more than 10 percent of consolidated net sales or total assets. Also, during 2000 and 1999, no single customer or group under common control represented 10 percent or more of the Company's net sales.

________________________________________________________________________________

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended July 1, 2000 were $119.8 million compared with $119.9 million for the quarter ended July 3, 1999. For the first six months of 2000, net sales were $231.5 million, compared with $238.9 million for the same period in 1999. Worldwide product revenue for the quarter ended July 1, 2000 decreased 1.9 percent from $97.1 million in 1999 to $95.2 million, and for the six months ended July 1, 2000, decreased 5.1 percent from $193.7 million in 1999 to $183.9 million. Worldwide service revenue for the second quarter of 2000 increased 7.5 percent to $24.6 million from $22.8 million in 1999, and for the six months ended July 1, 2000, increased 5.2 percent to $47.5 million from $45.2 million in 1999. The increase in service revenue reflects a shift from the service contracts covering the 128XP(R) ultrasound systems to service contracts covering the growing installed base of our Sequoia(R) and Aspen(TM) ultrasound systems.

Domestic revenue for the second quarter of 2000 decreased 0.6 percent to $85.2 million from $85.7 million in 1999, and for the six months ended July 1, 2000, decreased 4.9 percent from $166.5 million in 1999 to $158.4 million. Revenue slightly decreased during the second quarter of 2000 due to competitive pricing pressures on our main platform systems, offset by increases in service revenue and greater sales of the KinetDx(TM) PACS Solution, our new digital image management product, and sales of our new Cypress(TM) Echocardiography System. For the six months ended July 1, 2000, the decrease in revenue was the result of increased price competition, partially offset by increases in service revenues.

For the second quarter of 2000, international revenues increased slightly from $34.2 million in 1999 to $34.6 million. Revenues in Asia and Latin America were up strongly, but increases in Europe were offset by the strengthening of the U.S. dollar. For the six months ended July 1, 2000, revenues also increased slightly from $72.4 million in 1999 to $73.1 million primarily due to the aforementioned gains in Asia and Latin America.

Gross profit for the second quarter of 2000 was $53.8 million or 44.9 percent of net sales compared with $55.2 million or 46.1 percent for the second quarter of 1999. For the six months ended July 1, 2000, gross profit was $105.5 million or
45.6 percent of net sales compared with $110.3 million or 46.2 percent of net sales for the same period in 1999. The decreases in gross profit were primarily due to competitive pricing pressures and the strengthening of the U.S. dollar in our international markets.

Selling, general and administrative expenses for the second quarter of 2000 were $35.6 million or 29.7 percent of net sales, compared with $32.6 million or 27.2 percent of net sales for the second quarter of 1999. For the six months ended July 1, 2000, selling, general and administrative expenses were $68.1 million or
29.4 percent of net sales compared with $64.3 million or 26.9 percent of net sales for the same period in 1999. For the second quarter of 2000, selling, general and administrative expenses increased by 9.2 percent over the same period of the prior year, reflecting our commitment to investment in our sales and marketing organization. Future selling, general and administrative expenses are expected to increase as we continue to invest in the field sales organization and related sales support.

Product development spending for the second quarter of 2000 was $14.8 million or
12.4 percent of net sales, compared with $15.2 million or 12.7 percent of net sales for the second quarter of 1999. For the six months ended July 1, 2000, product development costs were $30.0 million or 13.0 percent of net sales, compared with $29.9 million or 12.5 percent of net sales for the same period in 1999.

Interest expense for the quarter ended July 1, 2000 was $1.6 million and $3.1 million for the six months ended July 1, 2000 compared with $1.3 million and $2.5 million for the three and six-month periods ended July 3, 1999.

The provision for income taxes was $0.5 million for the quarter ended July 1, 2000 compared with $1.8 million for the quarter ended July 1, 1999. For the six months ended July 1, 2000, the provision for income taxes was $1.3 million, compared with a provision of $3.9 million for the same period in 1999. The effective tax rate for both the three and six-month periods ended July 1, 2000 and July 3, 1999 was 27.5 percent.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. We believe the adoption of this statement will not have a significant effect on the results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The accounting and disclosures prescribed by SAB 101 are scheduled to become effective on December 31, 2000. We will adopt SAB 101 when it becomes effective. We are evaluating the effects of adopting SAB 101 and it may have a material effect on our financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB opinion No. 25" (Fin 44). Fin 44 is effective July 1, 2000. The interpretation clarifies the application of APB opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipate that the adoption of FIN 44 will have a material impact on our financial position or on the results of operations.

Liquidity and Capital Resources

During the six months ended July 1, 2000, our cash and cash equivalents balance increased $11.8 million.

Our operating activities generated $18.5 million in cash in the first six months of 2000 compared to $11.8 million in the prior year. The primary sources of cash were from net income of $3.4 million and a decrease in accounts receivable of $13.4 million. The decrease in accounts receivable was mainly the result of improved collection efforts. The primary use of cash was for payment of income taxes.

Our investing and financing activities for the six months ended July 1, 2000, used $6.3 million in cash. We invested $8.3 million in equipment during the first six months of 2000, primarily consisting of computer equipment, software, and machinery and test equipment. Included in the financing activities for the first half of 2000 were repayments of $0.8 million of long-term debt and $6.3 million raised through employee participation in our stock option and stock purchase plans.

During the first quarter of 1999, the Board of Directors authorized the repurchase of 4,000,000 shares of common stock over an unspecified period of time. In the first six months ended July 1, 2000, we repurchased 333,700 shares at a cost of $4.3 million. As of July 1, 2000, 2,776,400 shares remain authorized to be purchased under the 1999 repurchase program.

Working capital at July 1, 2000 increased $9.5 million over the year ended December 31, 1999. At July 1, 2000, our working capital totaled $195.5 million.

We have a revolving, unsecured credit agreement for $40.0 million, which we extended in February 2000 and now expires in March 2001. Under the terms of the agreement, no compensating balances are required and the interest rate is determined at the time of borrowing based on the London interbank offered rate plus a margin, or prime rate for overnight borrowings. At July 1, 2000 there were no outstanding borrowings under this facility.

We also have an uncommitted line of credit for up to 90-day advances not to exceed an aggregate total of $10.0 million. At July 1, 2000, there were no borrowings against this uncommitted line of credit.

We also have unsecured senior notes in the amount of $86.7 million at July 1, 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Quarterly Results May Fluctuate:
Our results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. Factors that may affect our quarterly operating results include the following: the introduction of new services and products by us or our competitors; consummating an acquisition; costs of integrating acquired operations; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and general economic conditions and economic conditions specific to the ultrasound technology and imaging industries. Our operating history and the dynamic nature of the markets in which we compete make it difficult for us to forecast our revenues or earnings accurately. A significant portion of our quarterly orders and shipments occurs towards the end of each quarter, compounding the difficulty of accurately forecasting our revenues and earnings. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline. Our orders and revenues periodically include large multisystem transactions. Such orders have a material impact on our results. These orders are received at irregular intervals and are difficult to predict. Failure to obtain such orders may have a material adverse effect on our results of operations in any given quarter.

International Operations and International Receivables:
Our business is subject to risks from potential negative impacts of weakness in certain markets in Asia, Latin America and Europe and by adverse economic impacts from currency fluctuations in our worldwide operations. Political instability or other issues may impact our ability to collect receivables in foreign countries. The following table summarizes our foreign accounts and leases receivable in excess of $3.0 million at July 1, 2000 (in thousands):


                                          July 1, 2000
                                          ------------

                    Italy                    $15,326
                    Brazil                    10,455
                    Japan                      5,445
                    France                     4,984
                    Australia                  4,347
                    England                    3,074

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

Currently, we neither engage in foreign currency speculation nor hold or issue financial instruments for trading purposes. Because we only enter into forward currency exchange contracts as hedges, any change in currency rates should not normally result in a material gain or loss, as any in or loss on the underlying transaction being hedged would be offset by the gain or loss on the forward currency contract. For this reason, we believe that neither our exposure to foreign currency exchange rate risk nor any potential near-term losses in future earnings, fair values or cash flows from reasonably possible near-term changes in market rates or prices would be material. The counterparties to foreign currency exchange contracts are major domestic and international financial institutions and the contract terms are typically not more than three months.

At July 1, 2000, we had outstanding forward foreign currency exchange contracts of approximately $56.0 million. The contracts have maturity dates of August 3 and September 28, 2000. Included in the total above are contracts to sell approximately $33.9 million in Euros, $6.1 million in Japanese yen, $5.1 million in Australian dollars, $2.2 million in Swedish krona, $6.6 million in British pounds, $0.9 million in Danish krone, and $1.1 million in Norwegian krone. The carrying value of these contracts approximates their fair market value as of the end of the second quarter.

Euro Conversion:
On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. Following the introduction of the Euro, the local currencies of the participating countries are scheduled to remain legal tender until June 30, 2002. During this transition period goods and services may be paid for in either the Euro or the participating country's local currency. Thereafter, only the Euro will be legal tender in the participating countries. Our foreign subsidiaries that are part of the European Union have not yet converted to the Euro and continue to use their respective local currencies as their functional currency. However, the conversion will be completed prior to the June 30, 2002 deadline. We believe our current accounting systems are capable of accommodating the Euro conversion with minimal intervention and that the conversion will not have a material impact on the competitiveness of our products in Europe. We also believe any costs of addressing the Euro conversion will not have a material impact on our financial statements.

For a description of the general investment considerations and risks surrounding our overall business and financial prospects, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.


Acuson, Sequoia, and 128XP are registered trademarks and Aspen, Cypress, and KinetDx are trademarks of Acuson Corporation
________________________________________________________________________________

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

On July 31, 2000, the Company was sued in two separate cases in the United States District Court for the Western District of Pennsylvania on behalf of two minors and their parents alleging that these minors were injured by the Company's pediatric transesophageal transducer. The complaints in both actions seek damages for economic loss, past and future medical expenses, health care expenses, general damages, punitive damages and costs. The Company intends to defend both cases vigorously. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations.

In addition, the Company may become involved in other litigation relating to claims arising from the Company's ordinary course of business. The Company believes that there are no such claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on the Company.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)  The Annual Meeting of Stockholders of the Company was held on May 1, 2000.

b)  The result of Stockholders' votes at the Annual Meeting were as follows:

    (i) All nominees for director of the Company were elected by the following vote:

                    Name                     Votes For             Votes Against
                    ----                     ---------             -------------

                    Albert L. Greene         21,047,599               744,426
                    Karl H. Johannsmeier     21,002,086               789,939
                    Samuel H. Maslak         20,996,892               795,133
                    William J. Mercer        21,049,638               742,387


    (ii) Ratification and approval of an amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares of Common Stock subject to the Plan from 3,500,000 to 6,500,000.

            Votes For        Votes Against       Abstain            Non-votes
           ----------        -------------       -------            ---------
           10,663,350          7,998,075         286,995            2,843,605

    (iii) Ratification and approval of an amendment to the Company's 1995 Stock Purchase Plan to increase the number of shares of Common Stock subject to the Plan from 2,000,000 to 4,000,000.

            Votes For        Votes Against       Abstain            Non-votes
           ----------        -------------       -------            ---------
           14,637,908          4,032,187         278,325            2,843,605

    (iv) Ratification of appointment of Arthur Andersen LLP as independent public accountants of the Company.

            Votes For        Votes Against       Abstain            Non-votes
           ----------        -------------       -------            ---------
           21,719,718           31,069            40,713                  525

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits
      --------

          The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:


10.1  *         The Company's 1995 Employee Stock Purchase Plan, as amended

10.2  **        The Company's 1995 Stock Incentive Plan, as amended

10.3 Credit Agreement, dated April 9, 1999 between Acuson Corporation and ABN AMRO BANK N.V., as agent for lenders, as amended on June 30, 2000

27.1            Financial Data Schedule

* Incorporated by reference to Exhibit 4c in the Company's Registration Statement on Form S-8 (File No. 333-37592) dated May 19, 2000.

** Incorporated by reference to Exhibit 4c in the Company's Registration Statement on Form S-8 (File No. 333-37590) dated May 19, 2000.


b)    Reports on Form 8-K
      -------------------
          The Company filed no reports on Form 8-K during the quarter ended July 1, 2000.
________________________________________________________________________________

________________________________________________________________________________
SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACUSON CORPORATION
                                       (Registrant)


August 14, 2000                   By  /s/ Barry Zwarenstein
                                    ------------------------------------------
                                        Barry Zwarenstein
                                        Vice President, Chief Financial Officer
                                        (Duly authorized Officer and Principal
                                        Financial Officer)